Form 10-K
period 2011-12-31
SMSA Katy Acquisition Corp
filed 2012-03-26
CIK 1495899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-K

(Mark one)
☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

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
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐    No ☒

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post files).  Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes ☒     No ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates as of March 21, 2012 was approximately $ -0- as there is no current trading market for the Registrant’s common equity.

As of March 21, 2012, there were 530,612 shares of Common Stock issued and outstanding.

SMSA Katy Acquisition Corp.
Form 10-K for the year ended December 31, 2011

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

In accordance with the confirmed plan of reorganization, our business plan was to seek and identify a privately-held operating company desiring to become a publicly held company by merging with us through a reverse merger or acquisition.

We are a development stage company and a shell company as defined in Rule 405 under the Securities Act of 1933, or the Securities Act, and Rule 12b-2 under the Securities Exchange Act of 1934, or the Exchange Act.  As a shell company, we have no operations and no or nominal assets.  Our principal office is located at 12890 Hilltop Road, Argyle, TX 76226 and our telephone number is (972) 233-0300.

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

Plan of Reorganization

During the administration of the SMS Companies bankruptcy reorganization proceedings, it became apparent that there would not be any available funds to pay the claims of the unsecured creditors. Halter Financial Group, Inc., or HFG, was contacted, in May 2007, by a legal representative of the SMS Companies to determine whether HFG would participate with the SMS Companies and their creditors in formulating the structure of the Plan to provide an opportunity for the unsecured SMS Companies' creditors to receive payment for all or a portion of their claims.  HFG had no affiliation or involvement with any of the SMS Companies prior to the bankruptcy action.

HFG is a Dallas, Texas based consulting firm specializing in the area of mergers, acquisitions and corporate finance. HFG had previously participated with other companies and their creditors in structuring reorganization plans under Chapter 11 of the Bankruptcy Code which provided, in part, for a debtor with significant unsecured creditors to emerge out of bankruptcy, with the creditors exchanging their claims for equity in the reorganized company.  The reorganized company would then seek a merger or business combination with an operating business, which would provide the stockholders with the opportunity to recover all or a portion of their previous claims through appreciation of the stock value after a business combination with a private operating company.  However, even if the reorganized company successfully consummates a merger or a business combination with an operating business, there is no assurance that the stockholders will recover all or any portion of their previous claims in the SMS Companies bankruptcy proceedings.

HFG agreed to participate with the SMS Companies and their creditors in structuring the Plan.  As part of the Plan, HFG provided $115,000 to be used to pay professional fees associated with the Plan confirmation process.  HFG was granted an option that provided for the issuance of equity securities in each of the 23 SMS Companies, including Senior Management Services of Katy, Inc. in satisfaction of HFG's administrative claims.  The option to acquire equity securities in lieu of repayment of the $115,000 administrative claim was exercised by HFG on July 26, 2007.  Although we are unable to specifically determine how the $115,000 was utilized, we believe that the bankruptcy trustee used the funds to pay administrative expenses, including legal and other fees which were incurred during the structuring and implementation of the Plan.

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

Pursuant to the confirmation order, if we do not consummate a business combination prior to May 10, 2012, the Plan Shares will be deemed canceled, we will file dissolution papers with the State of Nevada, the pre-merger or acquisition injunction provisions of the confirmation order, as they pertain to us, shall be deemed dissolved and no discharge will be granted to us, all without further order of the bankruptcy court. If we timely consummate a merger or acquisition with an entity which is engaged in business, we will file a certificate of compliance with the bankruptcy court which will state that the requirements of the Plan have been met, resulting in the discharge to be deemed granted.  Thereafter, the post discharge injunction provisions set forth in the Plan and the confirmation order shall then become effective.

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

All 23 SMS Companies, as required by the Plan, were or will be reorganized with the same corporate structure and with the same business plan as we have and as disclosed by us in this Annual Report.  However, each SMS Company has a different post confirmation plan date.  The post confirmation date for each of the SMS Companies is set forth below:

SMS Company	Post Confirmation Plan Date

SMSA I Acquisition Corp. (1)	February 10, 2008
SMSA III Acquisition Corp. (2)	May 10, 2008
SMSA II Acquisition Corp. (1)	August 10, 2008
SMSA IV Acquisition Corp. (1)	November 10, 2008
SMSA El Paso I Acquisition Corp. (2)	February 10, 2009
SMSA North America Acquisition Corp. (1)	May 10, 2009
SMSA El Paso II Acquisition Corp. (2)	August 10, 2009
SMSA Palestine Acquisition Corp. (2)	November 10, 2009
SMSA Houston Acquisition Corp. (1)	February 10, 2010
SMSA Tyler Acquisition Corp. (2)	May 10, 2010
SMSA Gainesville Acquisition Corp. (2)	August 10, 2010
SMSA Crane Acquisition Corp. (2)	November 10, 2010
SMSA Kerrville Acquisition Corp. (2)	February 10, 2011
SMSA Ft. Worth Acquisition Corp. (1)	May 10, 2011
SMSA Shreveport Acquisition Corp. (1)	August 10, 2011
Cora Crane Acquisition Corp. (1)	November 10, 2011
Cora Kerrville Acquisition Corp. (1)	February 10, 2012
SMSA Katy Acquisition Corp.	May 10, 2012
SMSA Humble Acquisition Corp.	August 10, 2012
SMSA Treemont Acquisition Corp. (2)	November 10, 2012
SMSA Dallas Acquisition Corp.	February 10, 2013
SMSA San Antonio Acquisition Corp.	May 10, 2013
SMSA Ballinger Acquisition Corp.	August 10, 2013
_____________________________
(1)	Did not complete a merger or business combination prior to the post confirmation plan date and has ceased business operations or been dissolved.
(2)	Completed merger or business combination prior to post confirmation date. See Table in "Item 5-Directors, Executive Officers, Promoters and Control Persons."

Effective January 19, 2011, HFG transferred its 400,000 Plan Shares to Halter Financial Investments L.P., or HFI, a Texas limited partnership controlled by Timothy P. Halter.

Timothy P. Halter is the sole officer, director and stockholder of HFG and an officer and member of Halter Financial Investments GP, LLC, general partner of HFI.  Mr. Halter has served as our president and sole director since May 3, 2010.  Mr. Halter and HFG will assist us with the implementation of our business plan.  Although Mr. Halter is unable to estimate the number of hours he will spend on our business affairs each month, he will devote as much of his time as he deems necessary to assist us with the implementation of our business plan.

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

We intend to seek combination opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. However, at the present time, we have not identified any business opportunity that we plan to pursue, nor have we reached any agreement or definitive understanding with any person concerning an acquisition or merger.  As of the date of this annual report Mr. Halter is not aware of any potential candidate for a business combination with us.

Mr. Halter will be primarily responsible for investigating business combination opportunities.  We believe that potential business opportunities for us will be referred to Mr Halter and HFG  from various sources, including  professional advisors such as attorneys, and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.  Such persons usually represent clients who have expressed an interest in becoming a public company through a business combination with a reporting shell company.  We have no plan, understanding, agreements, or commitments with any person to act as a finder of opportunities for us.   Historically, Mr. Halter and HFG have received unsolicited referrals from persons affiliated with businesses that have previously engaged in a business combination with shell companies controlled by HFG.

Our management consists of only one person, Timothy P. Halter, our president and sole director.  Mr. Halter will be primarily responsible for conducting our day-to-day operations and will be responsible for implementing our business plan.  We will rely solely on the judgment of Mr. Halter when selecting a target company.  Mr. Halter will only devote as much of his time as he deems necessary to assist us with the implementation of our business plan.  Mr. Halter has not entered into a written employment or consulting agreement with us and he is not expected to do so.  The loss of the services of Mr. Halter would adversely affect our ability to implement our business plan.

No discussions regarding the possibility of a business combination have occurred as of the date of this report.  Neither we, or anyone acting on our behalf, have contacted any third parties or had any substantial discussions, formal or otherwise, with respect to a possible business combination, nor have we, or anyone acting on our behalf, identified or located any suitable target candidate, conducted any research or taken any measures, directly or indirectly, to locate or contact a target business.  We can give no assurances that we will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available to us for implementation of our business plan.  Furthermore, we can give no assurances that any combination or acquisition, if they occur, will be on terms that are favorable to us or our current stockholders.  Even if we are successful in completing a business combination, there is no assurance that our current stockholders will recover all or any portion of their previous claims in the SMS Companies bankruptcy proceedings.

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

The analysis of business opportunities will be undertaken by or under the supervision of Mr. Halter.  Although we have not set or determined any criteria for the target business other than that it is an existing operating business, in analyzing potential merger candidates, we will likely consider, among other things, the following factors:

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

As part of our investigation, Mr. Halter may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain provided information, check references of management and key personnel, and take other reasonable investigative measures, to the extent of our limited financial and management resources.

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

Mr. Halter is not required to commit his full time to our affairs, which may result in a conflict of interest in allocating his time between our operations and other businesses.  We do not intend to have any full time employees prior to the consummation of a business combination.  Mr. Halter is engaged in several other business endeavors and is not obligated to contribute any specific number of hours to our affairs.  If his other business affairs require him to devote more substantial amounts of time to such interests, it could limit his ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination.   Mr. Halter has not devoted any significant time or services to our business operations as of the date of this filing.

Mr. Halter, HFG and HFI, our majority stockholder, are affiliated with other shell companies with business activities similar to those intended to be conducted by us.  Mr. Halter, HFG and HFI may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities to which they have fiduciary obligations.  Accordingly, there may be conflicts of interest in determining to which entity a particular business opportunity should be presented.  If such a conflict of interest should arise between us and another entity in which they have an interest, we believe Mr. Halter, HFG and HFI will consider, in resolving the conflict in our favor, the fact that if we do not consummate a business combination by May 10, 2012, our Plan Shares, including the 400,000 shares held by HFI, will be voided and cancelled and we will discontinue business operations and will file dissolution documents with the State of Nevada.  In such event, HFI will not be able to receive any value for the 400,000 shares, and will not have an opportunity through the future sale of the 400,000 shares to recover any of its expenses incurred in supporting our business operations, including the professional expenses incurred in the preparation of this Annual Report.

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

Item 1B - Unresolved Staff Comments

None

Item 2 - Properties

The Company currently maintains a mailing address at 12890 Hilltop Road, Argyle, Texas 76226.  The Company’s telephone number there is (972) 233-0300.  Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of the Company’s sole officer and director.

Item 3 - Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

Item 4 - Mine Safety Disclosures

Not applicable

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

Holders

As of March 21, 2012, there were a total of 530,612 shares of our common stock held by approximately 567 stockholders of record.  There are no shares of our preferred stock outstanding at the date of this report.

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

Results of Operations

The Company had no revenue for either of the years ended December 31, 2011 or 2010 or for the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2011.

General and administrative expenses for the respective years ended December 31, 2011 and 2010 were approximately $15,000 and $31,000.  These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of a registration statement and other periodic reports pursuant to the Exchange Act.

It is anticipated that future expenditure levels will fluctuate as the Company complies with its periodic reporting requirements and implements its business plan.

Earnings per share for the years ended December 31, 2011 and 2010 and for the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2011 were approximately $(0.03), $(0.06) and $(0.10) based on the weighted-average shares issued and outstanding.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Exchange Act unless and until such time that the Company executes upon its current business plan.

Liquidity and Capital Resources

At December 31, 2011 and 2010, the Company had working capital of approximately $-0- and $-0-, respectively.

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

Management's assessment of the effectiveness of the Company's internal control over financial reporting is as of the year ended December 31, 2011 has determined that we are currently considered to be a shell company in as much as we have no specific business plans, no operations, revenues or employees.  Because we have only a one executive operating officer and director, the Company's internal controls are deficient for the following reasons, (1) there are no entity level controls because there is only one person serving in the dual capacity of Chief Executive Officer and Chief Financial Officer, (2) there are no segregation of duties as that same person approves, enters, and pays the Company's bills, and (3) there is no separate audit committee.  As a result, the Company's internal controls have an inherent weakness which may increase the risks of errors in financial reporting under current operations and accordingly are deficient as evaluated against the criteria set forth in the Internal Control - Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2011.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting, pursuant to the current appropriate laws and regulations.

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

Item 9B - Other Information

None

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

The directors and executive officers serving the Company are as follows:

Name	Age	Position Held and Tenure

Timothy P. Halter	45	President, Chief Executive Officer
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

Biographical Information

Timothy P. Halter - Mr. Halter, age 45, has served as our sole officer and director since May 2010.  Mr. Halter is primarily responsible for implementing our business plan.  Since 1995, Mr. Halter has been the president and the sole stockholder of Halter Financial Group, Inc., a Dallas, Texas based consulting firm specializing in the area of mergers, acquisitions and corporate finance.  In September 2005, Mr. Halter and other minority partners formed HFI. HFI conducts no business operations.  Mr. Halter currently serves as a director of DXP Enterprises, Inc., a public corporation which provides pumping products and services to a variety of industries (NASDAQ: DXPE), and is an officer and director of Marketing Acquisition Corp., SMSA Humble Acquisition Corp., SMSA Katy Acquisition Corp., and SMSA Dallas Acquisition Corp., each a Nevada corporation.  Except for DXP Enterprises, each of the afore-referenced companies for which Mr. Halter acts as an officer and director may be deemed shell corporations.  Mr. Halter is also an officer and director of WLT Brothers Holding, Inc., a private holding company.  Mr. Halter will devote as much of his time to our business affairs as he deems may be necessary to implement our business plan.

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

		Year combination
		transaction
Entity	File/CIK #	occurred

International Stem Cell Corp.	000-51891	2006
MGCC Investment Strategies, Inc.	000-50883	2006
RTO Holdings, Inc.	000-15579	2006
Zeolite Exploration Company	333-74670	2006
Athersys, Inc.	000-52108	2007
BTHC VII, Inc.	000-52123	2007
China Ritar Power Corp.	000-25901	2007
Energroup Holdings Corp.	0-32873	2007
Hong Kong Winalite Group, Inc.	333-83375	2007
Millennium Quest, Inc.	000-31619	2007
Point Acquisition Corp.	000-51527	2007
Redpoint Bio Corp.	000-51708	2007
Sutor Technology, Inc.	333-83351	2007
Fashion Tech International, Inc.	2-93231-NY	2008
Nevstar Corporation	000-21071	2008
Latin America Ventures, Inc.	000-53132	2008
Yuhe International, Inc.	333-83125	2008
BTHC VIII, Inc.	000-52232	2009
BTHC X, Inc.	000-52237	2009

SMSA El Paso II Acquisition Corp.	000-53334	2009
SMSA Palestine Acquisition Corp.	000-53343	2009
BTHC XIV, Inc.	000-52722	2010
BTHC XV, Inc.	000-52808	2010
SMSA Crane Acquisition Corp.	000-53800	2010
SMSA Gainesville Acquisition Corp.	000-53803	2010
SMSA Treemont Acquisition Corp.	000-54096	2011

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

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Commission and to provide us with copies of those filings.  Based solely on our review of the copies received by or a written representation from certain reporting persons, and except for the delinquent Form 3 filings made by the respective limited partners of HFI, we believe that during fiscal year ended December 31, 2011 all other eligible persons are in compliance with the requirements of Section 16(a).

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Timothy P. Halter, Principal Executive Officer	2011 2010 2009	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-
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

	Shares Beneficially Owned (1)
Name and address (2)	Number of Shares	Percentage (3)

Halter Financial Investments, LP	400,000	75.4%
Timothy P. Halter (4)	400,000	75.4%
Donald Hardy (5)	31,000	5.8%
Chloe Kaufman (5)	31,000	5.8%
Estate of Ina Tarrant (5)	31,000	5.8%

All Directors and	400,000	75.0%
Executive Officers (1 person)

(1)	On March 21, 2012, there were 530,612 shares of our common stock outstanding and no shares of preferred stock issued and outstanding. We have no outstanding stock options or warrants.
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

(3)
In determining the percent of voting stock owned by a person on December 31, 2011 (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities,  and (b) the denominator is the total of (i) the 530,612 shares of common stock outstanding on December 31, 2011, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities.  Neither the numerator nor the denominator  includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

(4)
Mr. Halter is our  president  and director.  He also is a member of Halter Financial Investments GP, LLC, the general  partner of Halter Financial  Investments L.P.  Halter Financial Investments, L.P. ("HFI") is a Texas limited partnership of which Halter Financial Investments GP, LLC, a Texas limited liability company ("HFI GP"), is the sole general partner.  The limited partners of HFI are: (i) TPH Capital, LP., a Texas limited partnership of which TPH Capital GP, LLC, a Texas limited liability company ("TPH GP"), is the general partner and Timothy P. Halter is the sole member of TPH GP, (ii) Bellifield, LP, a Texas limited partnership of which Bellifield Capital Management, LLC, a Texas limited liability company ("Bellifield LLC") is the sole general partner and David Brigante is the sole member of Bellifield LLC; (iii) Colhurst Capital LP, a Texas limited partnership of which Colhurst Capital GP LLC, a Texas limited liability company ("Colhurst LLC"), is the general partner and George L. Diamond is the sole member of Colhurst LLC; and (iv) Rivergreen Capital, LLC, a Texas limited liability company ("Rivergreen LLC"), of which Marat Rosenberg is the sole member.  As a result, each of the foregoing persons may be deemed to be a beneficial owner of the shares held of record by HFI.  HFI's address is 12890 Hilltop Road, Argyle, TX 76226.

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

Item 13 - Certain Relationships and Related Transactions, and Director Independence

The Company currently maintains a mailing address at 12890 Hilltop Road, Argyle, TX 76226.  The Company’s telephone number there is (972) 233-0300.  The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other activities of the Company’s sole officer and director.

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

	Year ended	Year ended
	December 31,	December 31,
	2011	2010

1. Audit fees	$5,662	$4,225
2. Audit-related fees	-	-
3. Tax fees	563	-
4. All other fees	-	-

Totals	$6,225	$4,225

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

PART IV

Item 15 - Exhibits and Financial Statement Schedules

Exhibit
Number

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T.

(Financial statements follow on next page)

SMSA Katy Acquisition Corp.
(a development stage company)

Contents

Page

Report of Registered Independent Certified Public Accounting Firm	F-2

Financial Statements

Balance Sheets
as of December 31, 2011 and 2010	F-3

Statement of Operations and Comprehensive Loss
for the years ended December 31, 2011 and 2010 and
for the period from August 1, 2007 (date of bankruptcy
settlement) through December 31, 2011	F-4

Statement of Changes in Stockholders' Equity
for the period from August 1, 2007 (date of bankruptcy settlement)
through December 31, 2011	F-5

Statement of Cash Flows
for the years ended December 31, 2011 and 2010 and
for the period from August 1, 2007 (date of bankruptcy
settlement) through December 31, 2011	F-6

Notes to Financial Statements	F-7

LETTERHEAD OF S. W. HATFIELD, CPA

REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
SMSA Katy Acquisition Corp.

We have audited the accompanying balance sheets of SMSA Katy Acquisition Corp. (a Nevada corporation and a development stage company) as of December 31, 2011 and 2010 and the related statements of operations and comprehensive loss, changes in stockholders' equity (deficit) and statements of cash flows for each of the years ended December 31, 2011 and 2010 and for the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2011.  These financial statements are the sole responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SMSA Katy Acquisition Corp. (a development stage company) as of December 31, 2011 and 2010 and the results of its operations and cash flows for each of the years ended December 31, 2011 and 2010 and for the period from August 1, 2007 through December 31, 2011, in conformity with generally accepted accounting principles generally accepted in the United States of America.

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

/s/ S. W. Hatfield CPA
S. W. HATFIELD, CPA
Dallas, Texas
March 21, 2012

SMSA Katy Acquisition Corp.
(a development stage company)
Balance Sheets
December 31, 2011 and 2010

	December 31,	December 31,
	2011	2010
ASSETS
Current Assets
Cash on hand and in bank	$-	$-
Due from controlling stockholder	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable - trade	$-	$-

Total Liabilities	-	-

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
10,000,000 shares authorized.
None issued and outstanding	-	-
Common stock - $0.001 par value.
100,000,000 shares authorized.
530,612 shares issued and outstanding	531	531
Additional paid-in capital	52,625	37,533
Deficit accumulated during the development stage	(53,156)	(38,064)

Total Stockholders' Equity (Deficit)	-	-

Total Liabilities and Stockholders’ Equity (Deficit)	$-	$-

The accompanying notes are an integral part of these financial statements.

SMSA Katy Acquisition Corp.
(a development stage company)
Statements of Operations and Comprehensive Loss
Years ended December 31, 2011 and 2010 and
Period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2011

			Period from
			August 1, 2007
			(date of
			bankruptcy
	Year	Year	settlement)
	ended	ended	through
	December 31,	December 31,	December 31,
	2011	2010	2011

Revenues	$-	$-	$-

Operating expenses
Reorganization costs	-	-	2,874
Professional fees	9,638	29,928	42,950
Other general and administrative costs	5,454	1,370	7,332

Total operating expenses	15,092	31,298	53,156

Loss from operations	(15,092)	(31,298)	(53,156)

Provision for income taxes	-	-	-

Net Income (Loss)	(15,092)	(31,298)	(53,156)

Other comprehensive income	-	-	-

Comprehensive Income (Loss)	$(15,092)	$(31,298)	$(53,156)

Loss per weighted-average share
of common stock outstanding,
computed on net loss - basic
and fully diluted	$(0.03)	$(0.06)	$(0.10)

Weighted-average number of shares
of common stock outstanding -
basic and fully diluted	530,612	530,612	530,612

The accompanying notes are an integral part of these financial statements.

SMSA Katy Acquisition Corp.
(a development stage company)
Statement of Changes in Stockholders’ Equity (Deficit)
Period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2011

				Deficit
				accumulated
			Additional	during the
	Common Stock		paid-in	development
	Shares	Amount	capital	stage	Total

Stock issued pursuant to plan of
reorganization at bankruptcy
settlement date on August 1, 2007	530,612	$531	$469	$-	$1,000

Net loss for the period from August 1,
2007 (date of bankruptcy settlement)
to December 31, 2007	-	-	-	-	-

Balances at December 31, 2007	530,612	531	469	-	1,000

Net loss for the year	-	-	-	(6,259)	(6,259)

Balances at December 31, 2008	530,612	531	469	(6,259)	(5,259)

Capital contributed by controlling
stockholder to support operations	-	-	392	-	392

Net loss for the year	-	-	-	(507)	(507)

Balances at December 31, 2009	530,612	531	861	(6,766)	(5,374)

Capital contributed by controlling
stockholder to support operations	-	-	36,672	-	36,672

Net loss for the period	-	-	-	(31,298)	(31,298)

Balances at December 31, 2010	530,612	531	37,533	(38,064)	-

Capital contributed by controlling
stockholder to support operations	-	-	15,092	-	15,092

Net loss for the period	-	-	-	(15,092)	(15,092)

Balances at December 31, 2011	530,612	$531	$52,625	$(53,156)	$-

The accompanying notes are an integral part of these financial statements.

SMSA Katy Acquisition Corp.
(a development stage company)
Statement of Cash Flows
Years ended December 31, 2011 and 2010
Period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2011

			Period from
			August 1, 2007
			(date of
			bankruptcy
	Year	Year	settlement)
	ended	ended	through
	December 31,	December 31,	December 31,
	2011	2010	2011
Cash Flows from Operating Activities
Net income (loss) for the period	$(15,092)	$(31,298)	$(53,156)
Adjustments to reconcile net loss to
net cash provided by operating activities
Depreciation	-	-	-
Increase (Decrease) in
Accounts payable	-	(5,374)	-

Net cash provided by operating activities	(15,092)	(36,672)	(53,156)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Cash funded from bankruptcy trust	-	-	1,000
Working capital contributed
by controlling stockholder	15,092	36,672	52,156

Net cash provided by financing activities	15,092	36,372	53,156

Increase in Cash	-	-	-

Cash at beginning of period	-	-	-

Cash at end of period	$-	$-	$-

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid during the period	$-	$-	$-
Income taxes paid during the period	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

SMSA Katy Acquisition Corp.
(a development stage company)
Notes to Financial Statements
December 31, 2011 and 2010

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
December 31, 2011 and 2010

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

Pursuant to the Plan, the pre-confirmation unsecured creditors of Senior Management Services of Katy, Inc. (our predecessor company) agreed to accept Plan Shares in SMSA Katy Acquisition Corp., as reorganized, in lieu of asserting recovery of their claims against the Plan’s liquidating trust.  As previously discussed, the confirmation order provided for an injunction protecting us from the claims of the pre-confirmation unsecured creditors while the Company pursues a business combination with an operating business.  If the Company does not consummate a business combination prior to May 10, 2012, the issued Plan Shares will be deemed canceled, the Company will file dissolution documents with the State of Nevada and will cease to exist.  Accordingly, the discharge provided in the Plan to the Company will not be effective.  In such event, the pre-confirmation unsecured creditors could attempt to assert their pre-confirmation claims against us and the Plan liquidating trust.  However, since the Plan did not contemplate, anticipate or provide that the Company would accumulate any assets prior to a business combination, the Company will have no assets against which pre-confirmation creditors could assert their claims upon our dissolution.  Further, the Plan did not provide for the retention of any assets or funds in the Plan’s liquidating trust to pay the pre-confirmation unsecured creditors if the Company failed to timely consummate a business combination.  Therefore, it is very unlikely that the pre-confirmation unsecured creditors would be able to recover any portion of their pre-confirmation claims. The Company’s management is of the opinion that no contingent liabilities exist subsequent to August 1, 2007 (date of bankruptcy settlement).
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
December 31, 2011 and 2010

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

As previously described, the cancellation of all existing shares outstanding at the date of the bankruptcy filing and the issuance of all “new” shares of the reorganized entity caused an issuance of shares of common stock and a related change of control of the Company with more than 50.0% of the “new” shares being held by persons and/or entities which were not pre-bankruptcy stockholders.  Accordingly, per the Reorganization topic of the FASB Accounting Standards Codification (Reorganization topic), the Company adopted fresh-start accounting as of the bankruptcy discharge date whereby all continuing assets and liabilities of the Company were restated to the fair market value.  The Reorganization topic further states that fresh start financial statements prepared by entities emerging from bankruptcy will not be comparable with those prepared before their plans were confirmed because they are, in fact, those of a new entity.  For accounting purposes, the Company adopted fresh start accounting in accordance with the Reorganization topic as of August 1, 2007, the confirmation date of the Plan.

SMSA Katy Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
December 31, 2011 and 2010

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

Note D - Going Concern Uncertainty

The Company has no post-bankruptcy operating history, no cash on hand, no assets and has a business plan with inherent risk.  Because of these factors, the Company’s auditors have issued an audit opinion on the Company’s annual financial statements which includes a statement describing our going concern status.  This means, in our auditor’s opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

In accordance with the confirmed plan of reorganization, our current business plan is to seek to identify a privately-held operating company desiring to become a publicly held company by merging with the Company through a reverse merger or acquisition.  However, there is no assurance that the Company will be able to successfully implement this business plan or that the execution of the same will in the appreciation of our stockholders’ investment in the Company’s common stock.

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
December 31, 2011 and 2010

Note D - Going Concern Uncertainty - Continued

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

The Company has adopted the provisions required by the Start-Up Activities topic of the FASB Accounting Standards Codification whereby all costs incurred with the incorporation and reorganization of the Company were charged to operations as incurred.

3.	Income taxes

The Company files income tax returns in the United States of America and various states, as appropriate and applicable.  As a result of the Company’s bankruptcy action, the Company is no longer subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for any period prior to January 1, 2009.  The Company does not anticipate any examinations of returns filed for periods ending after December 31, 2008.

The Company uses the asset and liability method of accounting for income taxes.  At December 31, 2011 and 2010, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals, as well as the potential impact of any net operating loss carryforwards (s) and their potential utilization.

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

SMSA Katy Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
December 31, 2011 and 2010

Note E - Summary of Significant Accounting Policies - Continued

4.	Income (Loss) per share - continued

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

As of December 31, 2011 and 2010, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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

HFG managed the $1,000 in cash transferred from the bankruptcy creditor’s trust on our behalf until exhausted and has contributed approximately $15,092 and $36,672 during each of the years ended December 31, 2011 and 2010, respectively, to support our operations.  The contributed capital has been reflected as a component of additional paid-in capital in the accompanying balance sheet.

SMSA Katy Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
December 31, 2011 and 2010

Note H - Income Taxes

The components of income tax (benefit) expense for each of the years ended December 31, 2011 and 2010 and for the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2011 are as follows:

Period from
August 1, 2007
(date of
bankruptcy
	Year	Year	settlement)
	ended	ended	through
	December 31,	December 31,	December 31,
	2011	2010	2011
Federal:
Current	$-	$-	$-
Deferred	-	-	-
	-	-	-
State:
Current	-	-	-
Deferred	-	-	-
	-	-	-

Total	$-	$-	$-

As of December 31, 2011, the Company has a net operating loss carryforward of approximately $53,000 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense (benefit) for each of the years ended December 31, 2011 and 2010 and for the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2011 varied from the statutory rate of 34% as follows:

			Period from
			August 1, 2007
			(date of
			bankruptcy
	Year	Year	settlement)
	ended	ended	through
	December 31,	December 31,	December 31,
	2011	2010	2011

Statutory rate applied to
income before income taxes	$(5,000)	$(11,000)	$(18,000)
Increase (decrease) in income
taxes resulting from:
State income taxes	-	-	-
Other, including reserve for
deferred tax asset and application
of net operating loss carryforward	5,000	11,000	18,000

Income tax expense	$-	$-	$-

SMSA Katy Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
December 31, 2011 and 2010

Note H - Income Taxes - Continued

The Company’s only temporary difference due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, as of December 31, 2011 and 2010, respectively, relate solely to the Company’s net operating loss carryforward(s).  This difference gives rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of December 31, 2011 and 2010, respectively:

	December 31,	December 31,
	2011	2010
Deferred tax assets
Net operating loss carryforwards	$18,000	$13,000
Less valuation allowance	(18,000)	(13,000)

Net Deferred Tax Asset	$-	$-

During each of the years ended December 31, 2011 and 2010, respectively, the valuation allowance for the deferred tax asset increased by approximately $5,000 and $11,000.

Note I - Capital Stock Transactions

Pursuant to the Plan affirmed by the U. S. Bankruptcy Court - Northern District of Texas - Dallas Division, the Company will issue a sufficient number of Plan shares to meet the requirements of the Plan.  Such number was estimated in the Plan to be approximately 500,000 Plan Shares relative to each Post Confirmation Debtor.

As provided in the Plan, 80.0% of the Plan Shares of the Company were issued to Halter Financial Group, Inc. (HFG) in exchange for the release of its Allowed Administrative Claims, the performance of certain services and the payment of certain fees related to the anticipated reverse merger or acquisition transactions described in the Plan.  The remaining 20.0% of the Plan Shares of the Company were issued to other holders of various claims as defined in the Plan.

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

Note J - Subsequent Events

Management has evaluated all activity of the Company through March 21, 2011 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

(Signatures follow on next page)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMSA Katy Acquisition Corp.

Dated: March 22, 2012	/s/ Timothy P. Halter
Timothy P. Halter
President, Chief Executive Officer
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

Dated: March 22, 2012	/s/ Timothy P. Halter
Timothy P. Halter
President, Chief Executive Officer
Chief Financial Officer and Director