Form 10-Q
period 2012-06-30
SMSA Katy Acquisition Corp
filed 2012-08-13
CIK 1495899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission File Number: 0-54095

L2 Medical Development Company
(Exact name of registrant as specified in its charter)
Nevada	27-2969241
(State of incorporation)	(IRS Employer ID Number)

13050 Pennystone Drive, Farmers Branch, TX 75244
(Address of principal executive offices)

(903) 952-7100

(Issuer's telephone number)

SMSA Katy Acquisition Corp., 12890 Hilltop Road, Argyle, TX 76226
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
YES ☒  NO ☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:August 8, 2012: 10,030,612
Transitional Small Business Disclosure Format (check one):      YES ☐  NO ☒

L2 Medical Development Company

Form 10-Q for the Quarter ended June 30, 2012

Table of Contents

Part I - Financial Information
Item 1 - Financial Statements

L2 Medical Development Company
(formerly SMSA Katy Acquisition Corp.
(a development stage company)
Balance Sheets
June 30, 2012 and December 31, 2011

	(Unaudited)	(Audited)
	June 30,	December 31,
	2012	2011
ASSETS
Current Assets
Cash on hand and in bank	$-	$-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable - trade	$-	$-

Total Liabilities	-	-

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
10,000,000 shares authorized.
None issued and outstanding	-	-
Common stock - $0.001 par value.
100,000,000 shares authorized.
10,030,612 and 530,612 shares issued and outstanding, respectively	10,031	531
Additional paid-in capital	84,215	52,625
Deficit accumulated during the development stage	(84,746)	(53,156)

Total Stockholders' Equity (Deficit)	9,500	-

Total Liabilities and Stockholders’ Equity (Deficit)	$9,500	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

L2 Medical Development Company
(formerly SMSA Katy Acquisition Corp.
(a development stage company)
Statements of Operations and Comprehensive Loss
Six and Three months ended June 30, 2012 and 2011 and
Period from August 1, 2007 (date of bankruptcy settlement) through June 30, 2012

(Unaudited)

					Period from
					August 1, 2007
					(date of bankruptcy
	Six months	Six months	Three months	Three months	settlement)
	ended	ended	ended	ended	through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011	2012

Revenues	$-	$-	$-	$-	$-

Expenses
Reorganization costs	-	-	-	-	2,874
Professional fees	28,948	7,613	26,548	1,013	71,898
Other general and administrative expenses	2,643	1,584	1,613	564	9,974
Total operating expenses	31,591	9,197	28,161	1,577	84,746

Loss from operations	(31,591)	(9,197)	(28,161)	(1,577)	(84,746)

Other Income (Expense)	-	-	-	-	-

Loss before provision for income taxes	(31,591)	(9,197)	(28,161)	(1,577)	(84,746)

Provision for income taxes	-	-	-	-	-

Net Loss	(31,591)	(9,197)	(28,161)	(1,577)	(84,746)

Other Comprehensive Income	-	-	-	-	-

Comprehensive Loss	$(31,591)	$(9,197)	$(28,161)	$(1,577)	$(84,746)

Earnings per share of
common stock outstanding
computed on net loss -
basic and fully diluted	$(0.01)	$(0.02)	$(0.00)	$(0.00)	$(0.10)

Weighted-average number
of shares outstanding -
basic and fully diluted	3,281,978	530,612	6,063,579	530,612	810,957

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

L2 Medical Development Company
(formerly SMSA Katy Acquisition Corp.
(a development stage company)
Statements of Cash Flows
Six months ended June 30, 2012 and 2011 and
Period from August 1, 2007 (date of bankruptcy settlement) through June 30, 2012

(Unaudited)

			Period from
			August 1, 2007
			(date of bankruptcy
	Six months	Six months	settlement
	ended	ended	through
	June 30,	June 30,	June 30,
	2012	2011	2012
Cash Flows from Operating Activities
Net income (loss) for the period	$(31,591)	$(9,197)	$(84,746)
Adjustments to reconcile net loss
to net cash provided by operating activities
Depreciation and amortization	-	-	-
Increase (Decrease) in
Accounts payable and accrued expenses	-	-	-

Net cash used in operating activities	(31,591)	(9,197)	(84,746)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Cash funded by bankruptcy trust	-	-	1,000
Capital contributed to support operations	31,591	9,197	83,746

Net cash provided by financing activities	31,591	9,197	84,746

Increase (Decrease) in Cash	-	-	-

Cash at beginning of period	-	-	-

Cash at end of period	$-	$-	$-

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid for the year	$-	$-	$-
Income taxes paid for the year	$-	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

L2 Medical Development Company
(formerly SMSA Katy Acquisition Corp.)
(a development stage company)
Notes to Financial Statements
June 30, 2012 and December 31, 2011

Note A - Background and Description of Business

L2 Medical Development Company (Company) was organized as SMSA Katy Acquisition Corp. on May 3, 2010 as a Nevada corporation to effect the reincorporation of Senior Management Services of Katy, Inc., a Texas corporation, mandated by the plan of reorganization discussed below.

The Company changed its corporate name from SMSA Katy Acquisition Corp. to L2 Medical Development Company on June 21, 2012, effective as of July 9, 2012, pursuant to documents filed with the State of Nevada.

The Company’s emergence from Chapter 11 of Title 11 of the United States Code on August 1, 2007 created the combination of a change in majority ownership and voting control - that is, loss of control by the then-existing stockholders, a court-approved reorganization, and a reliable measure of the entity’s fair value - resulting in a fresh start, creating, in substance, a new reporting entity.

On May 9, 2012, the Company entered into a Share Purchase Agreement (Share Purchase Agreement) with Matthew Lipton (Lipton), a resident of Farmers Branch, Texas, pursuant to which he acquired 9,500,000 shares of our common stock for approximately $9,500 cash or $0.001 per share.  As a result of this transaction, 10,030,612 shares of our common stock are currently issued and outstanding.

The Company, post bankruptcy, has had and continues to have no significant assets, liabilities or operating activities.  Therefore, the Company, as a new reporting entity, qualifies as a “development stage enterprise” as defined in Development Stage Entities topic of the FASB Accounting Standards Codification.

Our current business plan is to develop a medical device incubation company.

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

L2 Medical Development Company
(formerly SMSA Katy Acquisition Corp.)
(a development stage company)
Notes to Financial Statements - Continued
June 30, 2012 and December 31, 2011

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

Pursuant to the Plan, the pre-confirmation unsecured creditors of Senior Management Services of Katy, Inc. (our predecessor company) agreed to accept Plan Shares in SMSA Katy Acquisition Corp., as reorganized, in lieu of asserting recovery of their claims against the Plan’s liquidating trust.  As previously discussed, the confirmation order provided for an injunction protecting us from the claims of the pre-confirmation unsecured creditors while the Company pursues a business combination with an operating business.  If the Company did not consummate a business combination prior to May 10, 2012, the issued Plan Shares would have been deemed canceled, the Company would have filed dissolution documents with the State of Nevada and would have ceased to exist.  Accordingly, the discharge provided in the Plan to the Company would not have been effective.  In such event, the pre-confirmation unsecured creditors could attempt to assert their pre-confirmation claims against us and the Plan liquidating trust.  However, since the Plan did not contemplate, anticipate or provide that the Company would accumulate any assets prior to a business combination, the Company will have no assets against which pre-confirmation creditors could assert their claims upon our dissolution.  Further, the Plan did not provide for the retention of any assets or funds in the Plan’s liquidating trust to pay the pre-confirmation unsecured creditors if the Company failed to timely consummate a business combination.  Therefore, it is very unlikely that the pre-confirmation unsecured creditors would be able to recover any portion of their pre-confirmation claims. The Company’s management is of the opinion that no contingent liabilities exist subsequent to August 1, 2007 (date of bankruptcy settlement).
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

(Remainder of this page left blank intentionally)

L2 Medical Development Company
(formerly SMSA Katy Acquisition Corp.)
(a development stage company)
Notes to Financial Statements - Continued
June 30, 2012 and December 31, 2011

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

L2 Medical Development Company
(formerly SMSA Katy Acquisition Corp.)
(a development stage company)
Notes to Financial Statements - Continued
June 30, 2012 and December 31, 2011

Note B - Reorganization Under Chapter 11 of the U. S. Bankruptcy Code - Continued

As of August 1, 2007, in accordance with the Plan of Reorganization, the only asset of SMSA Katy Acquisition Corp. was approximately $1,000 in cash transferred from the bankruptcy creditor’s trust.

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

Note D - Going Concern Uncertainty

The Company has no post-bankruptcy operating history, limited cash on hand, no assets and has a business plan with inherent risk.  Because of these factors, the Company’s auditors have issued an audit opinion on the Company’s annual financial statements which includes a statement describing our going concern status.  This means, in our auditor’s opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

In accordance with the confirmed plan of reorganization, our current business plan is to develop a medical device incubation company.  However, there is no assurance that the Company will be able to successfully implement this business plan or that the execution of the same will in the appreciation of our stockholders’ investment in the Company’s common stock.

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

L2 Medical Development Company
(formerly SMSA Katy Acquisition Corp.)
(a development stage company)
Notes to Financial Statements - Continued
June 30, 2012 and December 31, 2011

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

The Company uses the asset and liability method of accounting for income taxes.  At June 30, 2012 and December 31, 2011, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals, as well as the potential impact of any net operating loss carryforwards (s) and their potential utilization.

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

L2 Medical Development Company
(formerly SMSA Katy Acquisition Corp.)
(a development stage company)
Notes to Financial Statements - Continued
June 30, 2012 and December 31, 2011

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

As of June 30, 2012 and 2011, respectively, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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

Note G - Related Party Transactions

The Plan provides that all costs and expenses associated with or related to our reincorporation in the State of Nevada, any subsequent mergers or business combination transactions, issuance of the Plan Shares, any filings with the U. S. Securities and Exchange Commission or other regulatory bodies, our operating expenses (including circumstantial use of office equipment and administrative services), in addition to providing assistance with formulating the structure of any proposed business combination transaction is the responsibility of Halter Financial Group, L. P. (HFG), an entity controlled by the Company’s former sole officer and director and the Company’s former controlling stockholder.  The Plan also states that HFG is not entitled to receive any repayment of such expenses prior to, or as a conditions of, a merger or acquisition.

HFG managed the $1,000 in cash transferred from the bankruptcy creditor’s trust on our behalf until exhausted and contributed approximately $31,500 and $15,092 during the six months ended June 30, 2012 and the year ended December 31, 2011, respectively, to support our operations.  The contributed capital has been reflected as a component of additional paid-in capital in the accompanying balance sheet.

L2 Medical Development Company
(formerly SMSA Katy Acquisition Corp.)
(a development stage company)
Notes to Financial Statements - Continued
June 30, 2012 and December 31, 2011

Note H - Income Taxes

The components of income tax (benefit) expense for each of the six month periods ended June 30, 2012 and 2011 and for the period from August 1, 2007 (date of bankruptcy settlement) through June 30, 2012 are as follows:

Period from
August 1, 2007
(date of
bankruptcy
	Six months	Six months	settlement)
	ended	ended	through
	June 30,	June 30,	June 30,
	2012	2011	2012

Federal:
Current	$-	$-	$-
Deferred	-	-	-
	-	-	-
State:
Current	-	-	-
Deferred	-	-	-
	-	-	-

Total	$-	$-	$-

As of June 30, 2012, the Company has a net operating loss carryforward of approximately $-0-, due to the May 9, 2012 change in control transaction with Lipton, to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense (benefit) for each of the six month periods ended June 30, 2012 and 2011 and for the period from August 1, 2007 (date of bankruptcy settlement) through June 30, 2012 varied from the statutory rate of 34% as follows:

			Period from
			August 1, 2007
			(date of
			bankruptcy
	Six months	Six months	settlement)
	ended	ended	through
	June 30,	June 30,	June 30,
	2012	2011	20121

Statutory rate applied to
income before income taxes	$(10,800)	$(3,100)	$(28,800)
Increase (decrease) in income
taxes resulting from:
State income taxes	-	-	-
Other, including reserve for
deferred tax asset and application
of net operating loss carryforward	10,800	3,100	28,800

Income tax expense	$-	$-	$-

L2 Medical Development Company
(formerly SMSA Katy Acquisition Corp.)
(a development stage company)
Notes to Financial Statements - Continued
June 30, 2012 and December 31, 2011

Note H - Income Taxes - Continued

The Company’s only temporary difference due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, as of June 30, 2012 and December 31, 2011, respectively, relate solely to the Company’s net operating loss carryforward(s).  This difference gives rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of June 30, 2012 and December 31, 2011, respectively:

	March 31,	December 31,
	2012	2011
Deferred tax assets
Net operating loss carryforwards	$19,200	$18,000
Less valuation allowance	(19,200)	(18,000)

Net Deferred Tax Asset	$-	$-

During the six months ended June 30, 2012 and the year ended December 31, 2011, respectively, the valuation allowance for the deferred tax asset increased (decreased) by approximately $(18,000) and $5,000.

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

On May 9, 2012, the Company entered into a Share Purchase Agreement with Lipton pursuant to which he acquired 9,500,000 shares of our common stock for approximately $9,500 cash or $0.001 per share.  As a result of this transaction, 10,030,612 shares of our common stock are currently issued and outstanding.  The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration on these shares and no underwriter was used in this transaction.

Note J - Subsequent Events

Management has evaluated all activity of the Company through August 8, 2012 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

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

L2 Medical Development Company (Company) was organized as SMSA Katy Acquisition Corp. on May 3, 2010 as a Nevada corporation to effect the reincorporation of Senior Management Services of Katy, Inc., a Texas corporation, mandated by the plan of reorganization discussed in the accompanying notes to the financial statements.

The Company changed its corporate name from SMSA Katy Acquisition Corp. to L2 Medical Development Company on June 21, 2012, effective as of July 9, 2012, pursuant to documents filed with the State of Nevada.

The Company’s emergence from Chapter 11 of Title 11 of the United States Code on August 1, 2007 created the combination of a change in majority ownership and voting control - that is, loss of control by the then-existing stockholders, a court-approved reorganization, and a reliable measure of the entity’s fair value - resulting in a fresh start, creating, in substance, a new reporting entity.

On May 9, 2012, the Company entered into a Share Purchase Agreement (Share Purchase Agreement) with Matthew Lipton (Lipton), a resident of Farmers Branch, Texas, pursuant to which he acquired 9,500,000 shares of our common stock for approximately $9,500 cash or $0.001 per share.  As a result of this transaction, 10,030,612 shares of our common stock are currently issued and outstanding.

The Company, post bankruptcy, has had and continues to have no significant assets, liabilities or operating activities.  Therefore, the Company, as a new reporting entity, qualifies as a “development stage enterprise” as defined in Development Stage Entities topic of the FASB Accounting Standards Codification.

Our current business plan is to develop a medical device incubation company.

(3)	Results of Operations

The Company had no revenue for either of the six or three month periods ended June 30, 2012 or 2011 and for the period from August 1, 2007 (date of bankruptcy settlement) through June 30, 2012.

General overhead expenses for the respective six month periods ended June 30, 2012 and 2011 were approximately $31,600 and $9,200.  These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reports pursuant to the Exchange Act.

It is anticipated that future expenditure levels will fluctuate as the Company complies with its periodic reporting requirements and implements its business plan.

Earnings per share for the six months ended June 30, 2012 and 2011 and for the period from August 1, 2007 (date of bankruptcy settlement) through June 30, 2012 were approximately $(0.01), $(0.02) and $(0.10) based on the weighted-average shares issued and outstanding.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Exchange Act unless and until such time that the Company’s executes upon its current business plan.

(4)	Liquidity and Capital Resources

At June 30, 2012 and December 31, 2011, the Company had working capital of approximately $9,500 and $-0-, respectively.

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

Our current business plan is to develop a medical device incubator company.

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

(6)      Effect of Climate Change Legislation

The Company currently has no known or identified exposure to any current or proposed climate change legislation which could negatively impact the Company’s operations or require capital expenditures to become compliant.  Additionally, any currently proposed or to-be-proposed-in-the-future legislation concerning climate change activities, business operations related thereto or a publicly perceived risk associated with climate change could, potentially, negatively impact the Company’s efforts to identify an appropriate incubation target company or product which may wish to enter into a business transaction with the Company.

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

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

None

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Mine Safety Disclosures

None

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

L2 Medical Development Company

Dated: August 13, 2012	/s/ Matthew Lipton
Matthew Lipton
President, Chief Executive Officer,
Chief Financial Officer and Sole Director