Form 10-K
period 2012-12-31
SMSA Katy Acquisition Corp
filed 2013-03-29
CIK 1495899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-K

(Mark one)
☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes ☐     No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates as of March 20, 2013 was approximately $ -0- as there is no current trading market for the Registrant’s common equity.

As of March 20, 2013, there were 10,030,612 shares of Common Stock issued and outstanding.

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

On May 9, 2012, the Company entered into a Share Purchase Agreement (Share Purchase Agreement) with Matthew C. Lipton (Lipton), a resident of Farmers Branch, Texas, pursuant to which he acquired 9,500,000 shares of our common stock for approximately $9,500 cash or $0.001 per share.  As a result of this transaction, 10,030,612 shares of our common stock are currently issued and outstanding.  The Company relied upon Section 4(2) of the Securites Act of 1933, as amended, for an exemption from registration on these shares and no underwriter was used in this transaction.

Our current business plan is to develop a medical device incubation company.

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

Plan of Reorganization

During the administration of the SMS Companies bankruptcy reorganization proceedings, it became apparent that there would not be any available funds to pay the claims of the unsecured creditors.  In May 2007, Halter Financial Group, Inc. (HFG) was contacted by a legal representative of the SMS Companies to determine whether HFG would participate with the SMS Companies and their creditors in formulating the structure of the Plan to provide an opportunity for the unsecured SMS Companies' creditors to receive payment for all or a portion of their claims.  HFG had no affiliation or involvement with any of the SMS Companies prior to the bankruptcy action.

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

The Plan provides that all costs and expenses associated with or related to our reincorporation in the State of Nevada, any subsequent mergers (or change in control transactions), the issuance of the Plan Shares and any other filings or actions with regard thereto shall be borne solely by HFG.  HFG was responsible for the payment of our operating expenses and assisted us with formulating the structure of the May 9, 2012 transaction.  Additionally, HFG was responsible for paying our legal and accounting expenses related to the filing of our periodic reports under the Exchange Act and our expenses incurred in consummating a merger or acquisition.  Also, HFG is  not be entitled to receive any repayment of such expenses prior to, or as a condition of, a merger or acquisition.

Pursuant to the confirmation order, if we had not consummated the May 9, 2012 transaction, the Plan Shares would have been deemed canceled and we would have filed dissolution papers with the State of Nevada.  Accordingly, the pre-merger or acquisition injunction provisions of the confirmation order, as they pertain to us, would have been deemed dissolved and no discharge would have been granted to us, all without further order of the bankruptcy court.

The SMS Companies bankruptcy case is closed as a final decree has been entered.  The confirmation order of the Plan was effective in May 2012.  No appeal was filed.  There is no continuing jurisdiction being exercised by the bankruptcy court over us, or any of the SMS Companies, other than the acceptance of a certificate of compliance filed by us upon the timely completion of a merger or acquisition.

All 23 SMS Companies, as required by the Plan, were or will be reorganized with the same corporate structure and with the same business plan as we have and as disclosed by us in this Annual Report.  However, each SMS Company has a different post confirmation plan date.  The post confirmation date for each of the SMS Companies is set forth below:

SMS Company	Post Confirmation Plan Date

SMSA I Acquisition Corp. (1)	February 10, 2008
SMSA III Acquisition Corp. (2)	May 10, 2008
SMSA II Acquisition Corp. (1)	August 10, 2008
SMSA IV Acquisition Corp. (1)	November 10, 2008
SMSA El Paso I Acquisition Corp. (2)	February 10, 2009
SMSA North America Acquisition Corp. (1)	May 10, 2009
SMSA El Paso II Acquisition Corp. (2)	August 10, 2009
SMSA Palestine Acquisition Corp. (2)	November 10, 2009
SMSA Houston Acquisition Corp. (1)	February 10, 2010
SMSA Tyler Acquisition Corp. (2)	May 10, 2010
SMSA Gainesville Acquisition Corp. (2)	August 10, 2010
SMSA Crane Acquisition Corp. (2)	November 10, 2010
SMSA Kerrville Acquisition Corp. (2)	February 10, 2011
SMSA Ft. Worth Acquisition Corp. (1)	May 10, 2011
SMSA Shreveport Acquisition Corp. (1)	August 10, 2011
Cora Crane Acquisition Corp. (1)	November 10, 2011
Cora Kerrville Acquisition Corp. (1)	February 10, 2012
SMSA Katy Acquisition Corp. (2)	May 10, 2012
SMSA Treemont Acquisition Corp. (2)	November 10, 2012
SMSA Dallas Acquisition Corp. (1)	February 10, 2013
SMSA San Antonio Acquisition Corp.	May 10, 2013
SMSA Ballinger Acquisition Corp.	August 10, 2013
_____________________________
(1)	Did not complete a merger or business combination prior to the post confirmation plan date and has ceased business operations or been dissolved.
(2)	Completed merger or business combination prior to post confirmation date. See Table in "Item 5-Directors, Executive Officers, Promoters and Control Persons."

Effective January 19, 2011, HFG transferred its 400,000 Plan Shares to Halter Financial Investments L.P., or HFI, a Texas limited partnership controlled by Timothy P. Halter.

Timothy P. Halter is the sole officer, director and stockholder of HFG and an officer and member of Halter Financial Investments GP, LLC, general partner of HFI.  Mr. Halter served as our president and sole director from May 3, 2010 through May 9, 2012.

Business Plan

On May 9, 2012, the Company entered into a Share Purchase Agreement (Share Purchase Agreement) with Matthew C. Lipton (Lipton), a resident of Farmers Branch, Texas, pursuant to which he acquired 9,500,000 shares of our common stock for approximately $9,500 cash or $0.001 per share.  As a result of this transaction, 10,030,612 shares of our common stock are currently issued and outstanding.

Our current business plan is to develop a medical device incubation company.

We have limited capital and must depend on our current controlling stockholder to provide us with the necessary funds to implement our business plan.  Our current controlling stockholder will utilize its available capital to provide funds for the implementation of our business plan.  Our current controlling stockholder does not intend borrow any funds if there is insufficient capital for such costs and expenses.

Our management consists of only one person, Matthew C. Lipton, our president and sole director.  Mr. Lipton will be primarily responsible for conducting our day-to-day operations and will be responsible for executing our business model.  Mr. Lipton will only devote as much of his time as he deems necessary to assist us with the implementation of our business plan.  Mr. Lipton has not entered into a written employment or consulting agreement with us and he is not expected to do so.  The loss of the services of Mr. Lipton or access to Mr. Lipton’s advisors may adversely affect our ability to implement our business plan.

Competition

We are and will continue to be an insignificant participant in the business of being a medical device incubation company.  We expect to encounter substantial competition in our efforts to locate, potentially acquire and develop  new or emerging medical device technology.  Our competition may, in part, come from existing incubation ventures, Fortune 500 companies, other business development companies, venture capital partnerships and corporations, small investment companies and brokerage firms.  We believe that most of these organizations will most likely be in a better position than us to obtain access to potential business acquisition candidates because they have greater experience, resources and managerial capabilities than we do.  We also will experience competition from other established non-public companies with similar business purposes, some of which may also have funds available for use by an emerging technology.

Employees

We have no employees.  Our president and sole director, Matthew C. Lipton, will be responsible for managing our administrative affairs, including our reporting obligations pursuant to the requirements of the Exchange Act.  It is anticipated that Mr. Lipton may engage consultants, attorneys and accountants as necessary for us to conduct our business operations and to implement and successfully complete our business plan.  We do not anticipate employing any full-time employees until we have achieved our business purpose.

Item 1A - Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 1B - Unresolved Staff Comments

None

Item 2 - Properties

The Company currently maintains a mailing address at 13050 Pennystone Drive, Farmers Branch, TX 75244.  The Company’s telephone number there is (903) 952-7100.  Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of the Company’s sole officer and director.

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

Holders

As of March 20, 2013, there were a total of 10,030,612 shares of our common stock held by approximately 567 stockholders of record.  There are no shares of our preferred stock outstanding at the date of this report.

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

Securities Eligible for Future Sale

We continue to rely, based on the confirmation order we received from the Bankruptcy Court, on Section 1145(a)(1) of the Bankruptcy Code to exempt from the registration requirements of the Securities Act of 1933, as amended, both the offer of the 530,612 plan shares, which may have been deemed to have occurred through the solicitation of acceptances of the plan of reorganization, and the issuance of the plan shares pursuant to the plan of reorganization.  In general, offers and sales of securities made in reliance on the exemption afforded under Section 1145(a)(1) of the Bankruptcy Code are deemed to be made in a public offering, so that the recipients thereof are free to resell such securities without registration under the Securities Act.

Restricted Securities

We currently have 9,500,000 outstanding shares which may be deemed restricted securities as defined in Rule 144.  Generally, restricted securities can be resold under Rule 144 once they have been held for the required statutory period, provided that the securities satisfy the current public information requirements of the rule.

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

General

The Company was organized on May 3, 2010 as SMSA Katy Acquisition Corp. as a Nevada corporation to effect the reincorporation of Senior Management Services of Katy, Inc., a Texas corporation, mandated by the plan of reorganization.

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

Results of Operations

The Company had no revenue for either of the years ended December 31, 2012 or 2011 or for the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2012.

General and administrative expenses for the respective years ended December 31, 2012 and 2011 were approximately $21,700 and $15,000.  These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of a registration statement and other periodic reports pursuant to the Exchange Act.

It is anticipated that future expenditure levels will fluctuate as the Company complies with its periodic reporting requirements and implements its business plan.

Earnings per share for the years ended December 31, 2012 and 2011 for the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2012 were approximately $(0.00), $(0.03) and $(0.04) based on the weighted-average shares issued and outstanding.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Exchange Act unless and until such time that the Company executes upon its current business plan.

Liquidity and Capital Resources

At December 31, 2012 and 2011, the Company had working capital of approximately $656 and $-0-, respectively.

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

Management's assessment of the effectiveness of the Company's internal control over financial reporting is as of the year ended December 31, 2012 has determined that we are currently considered to be a shell company in as much as we have no specific business plans, no operations, revenues or employees.  Because we have only a one executive operating officer and director, the Company's internal controls are deficient for the following reasons, (1) there are no entity level controls because there is only one person serving in the dual capacity of Chief Executive Officer and Chief Financial Officer, (2) there are no segregation of duties as that same person approves, enters, and pays the Company's bills, and (3) there is no separate audit committee.  As a result, the Company's internal controls have an inherent weakness which may increase the risks of errors in financial reporting under current operations and accordingly are deficient as evaluated against the criteria set forth in the Internal Control - Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2012.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting, pursuant to the current appropriate laws and regulations.

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

Item 9B - Other Information

None

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

The directors and executive officers serving the Company are as follows:

Name	Age	Position Held and Tenure

Matthew C. Lipton	47	President, Chief Executive Officer
		Chief Financial Officer and Director

The director named above will serve until the next annual meeting of stockholders or until his successor(s) is duly elected and have qualified.  Directors are elected for one-year terms at the annual stockholders meeting.  Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated.  There is no arrangement or understanding between Mr. Lipton or any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect directors to our board.  There are also no arrangements, agreements or understandings between non-management stockholders that may directly or indirectly participate in or influence the management of our affairs. Our board of directors does not have any committees at this time.

The directors and officers will devote their time to the Company's affairs on an as needed basis.  There are no agreements or understandings for any officer or director to resign at the request of another person, and none of the officers or directors are acting on behalf of, or will act at the direction of, any other person.

Biographical Information

Matthew C. Lipton - Mr. Lipton, age 45, has served as our sole officer and director since May 2012.  Mr. Lipton is primarily responsible for implementing our business plan.

With over 20 years of experience working in-house and with law firms, Mr. Lipton, has provided legal counsel and business advice to a wide array of companies, corporate managers, and investors, in a variety of corporate matters. Currently, Mr. Lipton serves as the managing attorney of The Lipton Law Firm, specializing in the provision of legal services to a wide array of corporate clients, with an emphasis on the health care and technology development markets.  Prior to forming The Lipton Law Firm, Mr. Lipton was the CEO of the QuantuMed Group, a real estate development focused on transforming distressed retail real estate to medical office space.  Before joining QuantuMed, Mr. Lipton served as General Counsel and Director of the Select Division of Sportexe Construction Services, an artificial turf company owned by a private equity fund.  He joined Sportexe after serving as outside counsel while with Phillips & Reiter, PLLC, a Texas-based law firm specializing in the provision of outsourced general counsel services.  Mr. Lipton was the managing attorney for the Dallas office of Phillips and Reiter.  Prior to joining Phillips & Reiter, Mr. Lipton was a shareholder in Souter, Lipton & Luttrull, P.C., where he focused on corporate/transactional matters, with an emphasis on health care related transactions.  Prior to the formation of this firm, Mr. Lipton spent 2005 in Phoenix, Arizona, serving as the President of DreamBrands, Inc., a start-up consumer products development company.  During this time, he maintained an active practice with one of his fellow Souter, Lipton & Luttrull, P.C. shareholders.  Mr. Lipton received his Juris Doctor degree from Southern Methodist School of Law in 1991.  He received a bachelor’s degree in psychology from the Johns Hopkins University in 1988. He is admitted to practice law in the State of Texas.

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

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Commission and to provide us with copies of those filings.  Based solely on our review of the copies received by or a written representation from certain reporting persons, we believe that during fiscal year ended December 31, 2012  all other eligible persons are in compliance with the requirements of Section 16(a).

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Matthew C. Lipton, Principal Executive Officer	2012	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Timothy P. Halter, Former Principal Executive Officer	2012 2011 2010	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-

The Company has no other executive compensation issues which would require the inclusion of other mandated table disclosures.

(Remainder of this page left blank intentionally)

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

	Shares Beneficially Owned (1)
Name and address (2)	Number of Shares	Percentage (3)

Matthew C. Lipton	9,500,000	94.7%
Halter Financial Investments, LP	400,000	4.0%
Timothy P. Halter (4)	400,000	4.0%

All Directors and	400,000	94.7%
Executive Officers (1 person)

(1)	On March 20, 2013, there were 10,030,612 shares of our common stock outstanding and no shares of preferred stock issued and outstanding. We have no outstanding stock options or warrants.
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

(3)
In determining the percent of voting stock owned by a person on December 31, 2012 (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities,  and (b) the denominator is the total of (i) the 10,030,612 shares of common stock outstanding on December 31, 2012, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities.  Neither the numerator nor the denominator  includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

(4)
Mr. Halter is our former president  and director.  He also is a member of Halter Financial Investments GP, LLC, the general  partner of Halter Financial  Investments L.P.  Halter Financial Investments, L.P. ("HFI") is a Texas limited partnership of which Halter Financial Investments GP, LLC, a Texas limited liability company ("HFI GP"), is the sole general partner.  The limited partners of HFI are: (i) TPH Capital, LP., a Texas limited partnership of which TPH Capital GP, LLC, a Texas limited liability company ("TPH GP"), is the general partner and Timothy P. Halter is the sole member of TPH GP, (ii) Bellifield, LP, a Texas limited partnership of which Bellifield Capital Management, LLC, a Texas limited liability company ("Bellifield LLC") is the sole general partner and David Brigante is the sole member of Bellifield LLC; (iii) Colhurst Capital LP, a Texas limited partnership of which Colhurst Capital GP LLC, a Texas limited liability company ("Colhurst LLC"), is the general partner and George L. Diamond is the sole member of Colhurst LLC; and (iv) Rivergreen Capital, LLC, a Texas limited liability company ("Rivergreen LLC"), of which Marat Rosenberg is the sole member.  As a result, each of the foregoing persons may be deemed to be a beneficial owner of the shares held of record by HFI.  HFI's address is 12890 Hilltop Road, Argyle, TX 76226.

Changes in Control

On May 9, 2012, the Company entered into a Share Purchase Agreement (Share Purchase Agreement) with Matthew C. Lipton (Lipton), a resident of Farmers Branch, Texas, pursuant to which he acquired 9,500,000 shares of our common stock for approximately $9,500 cash or $0.001 per share.  As a result of this transaction, 10,030,612 shares of our common stock are currently issued and outstanding.  Concurrently, we changed our business plan to become a medical device incubation company.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

The Company currently maintains a mailing address at 13050 Pennystone Drive, Farmers Branch, TX 75244.  The Company’s telephone number there is (903) 952-7100.  The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other activities of the Company’s sole officer and director.

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

	Year ended	Year ended
	December 31,	December 31,
	2012	2011

1. Audit fees	$7,000	$5,662
2. Audit-related fees	-	-
3. Tax fees	235	563
4. All other fees	-	-

Totals	$7,235	$6,225

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

(Financial statements follow on next page)

L2 Medical Development Company
(formerly SMSA Katy Acquisition Corp.)
(a development stage company)

Contents

Page

Report of Registered Independent Certified Public Accounting Firm	F-2

Financial Statements

Balance Sheets
as of December 31, 2012 and 2011	F-3

Statement of Operations and Comprehensive Loss
for the years ended December 31, 2012 and 2011 and
for the period from August 1, 2007 (date of bankruptcy
settlement) through December 31, 2012	F-4

Statement of Changes in Stockholders' Equity
for the period from August 1, 2007 (date of bankruptcy settlement)
through December 31, 2012	F-5

Statement of Cash Flows
for the years ended December 31, 2012 and 2011 and
for the period from August 1, 2007 (date of bankruptcy
settlement) through December 31, 2012	F-6

Notes to Financial Statements	F-7

LETTERHEAD OF S. W. HATFIELD, CPA

REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
L2 Medical Development Company
(formerly SMSA Katy Acquisition Corp.)

We have audited the accompanying balance sheets of L2 Medical Development Company (formerly SMSA Katy Acquisition Corp.) (a Nevada corporation and a development stage company) as of December 31, 2012 and 2011 and the related statements of operations and comprehensive loss, changes in stockholders' equity (deficit) and statements of cash flows for each of the years ended December 31, 2012 and 2011 and for the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2012.  These financial statements are the sole responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of L2 Medical Development Company (formerly SMSA Katy Acquisition Corp.) (a development stage company) as of December 31, 2012 and 2011 and the results of its operations and cash flows for each of the years ended December 31, 2012 and 2011 and for the period from August 1, 2007 through December 31, 2012, in conformity with generally accepted accounting principles generally accepted in the United States of America.

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

/s/ S. W. Hatfield CPA
S. W. HATFIELD, CPA
Dallas, Texas
March 25, 2013

L2 Medical Development Company
(formerly SMSA Katy Acquisition Corp.)
(a development stage company)
Balance Sheets
December 31, 2012 and 2011

	December 31,	December 31,
	2012	2011
ASSETS
Current Assets
Cash on hand and in bank	$656	$-

Total Assets	$656	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable - trade	$-	$-

Total Liabilities	-	-

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
10,000,000 shares authorized.
None issued and outstanding	-	-
Common stock - $0.001 par value.
100,000,000 shares authorized.
10,030,612 and 530,612 shares
issued and outstanding, respectively	10,031	531
Additional paid-in capital	65,435	52,625
Deficit accumulated during the development stage	(74,810)	(53,156)

Total Stockholders' Equity (Deficit)	656	-

Total Liabilities and Stockholders’ Equity (Deficit)	$-	$-

The accompanying notes are an integral part of these financial statements.

L2 Medical Development Company
(formerly SMSA Katy Acquisition Corp.)
(a development stage company)
Statements of Operations and Comprehensive Loss
Years ended December 31, 2012 and 2011 and
Period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2012

			Period from
			August 1, 2007
			(date of
			bankruptcy
	Year	Year	settlement)
	ended	ended	through
	December 31,	December 31,	December 31,
	2012	2011	2012

Revenues	$-	$-	$-

Operating expenses
Reorganization costs	-	-	2,874
Professional fees	9,303	9,638	52,253
Other general and administrative costs	12,351	5,454	19,683

Total operating expenses	21,654	15,092	74,810

Loss from operations	(21,654)	(15,092)	(74,810)

Provision for income taxes	-	-	-

Net Income (Loss)	(21,654)	(15,092)	(74,810)

Other comprehensive income	-	-	-

Comprehensive Income (Loss)	$(21,654)	$(15,092)	$(74,810)

Loss per weighted-average share
of common stock outstanding,
computed on net loss - basic
and fully diluted	$(0.00)	$(0.03)	$(0.04)

Weighted-average number of shares
of common stock outstanding -
basic and fully diluted	6,664,043	530,612	1,667,733

The accompanying notes are an integral part of these financial statements.

L2 Medical Development Company
(formerly SMSA Katy Acquisition Corp.)
(a development stage company)
Statement of Changes in Stockholders’ Equity (Deficit)
Period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2012

				Deficit
				accumulated
			Additional	during the
	Common Stock		paid-in	development
	Shares	Amount	capital	stage	Total
Stock issued pursuant to plan of
reorganization at bankruptcy
settlement date on August 1, 2007	530,612	$531	$469	$-	$1,000

Net loss for the period from August 1,
2007 (date of bankruptcy settlement)
to December 31, 2007	-	-	-	-	-

Balances at December 31, 2007	530,612	531	469	-	1,000

Net loss for the year	-	-	-	(6,259)	(6,259)

Balances at December 31, 2008	530,612	531	469	(6,259)	(5,259)

Capital contributed by former controlling
stockholder to support operations	-	-	392	-	392

Net loss for the year	-	-	-	(507)	(507)

Balances at December 31, 2009	530,612	531	861	(6,766)	(5,374)

Capital contributed by former controlling
stockholder to support operations	-	-	36,672	-	36,672

Net loss for the period	-	-	-	(31,298)	(31,298)

Balances at December 31, 2010	530,612	531	37,533	(38,064)	-

Capital contributed by former controlling
stockholder to support operations	-	-	15,092	-	15,092

Net loss for the period	-	-	-	(15,092)	(15,092)

Balances at December 31, 2011	530,612	531	52,625	(53,156)	-

Sale of common stock	9,500,000	9,500	-	-	9,500

Capital contributed by former and
current controlling shareholder(s)
to support operations	-	-	12,810	-	12,810

Net loss for the period	-	-	-	(21,654)	(21,654)

Balances at December 31, 2012	10,030,612	$10,031	$65,435	$(74,810)	$656

The accompanying notes are an integral part of these financial statements.

L2 Medical Development Company
(formerly SMSA Katy Acquisition Corp.)
(a development stage company)
Statement of Cash Flows
Years ended December 31, 2012 and 2011
Period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2012

			Period from
			August 1, 2007
			(date of
			bankruptcy
	Year	Year	settlement)
	ended	ended	through
	December 31,	December 31,	December 31,
	2012	2011	2012
Cash Flows from Operating Activities
Net income (loss) for the period	$(21,654)	$(15,092)	$(74,810)
Adjustments to reconcile net loss
to net cash provided by
operating activities
Depreciation	-	-	-
Increase (Decrease) in
Accounts payable	-	-	-

Net cash provided by operating activities	(21,654)	(15,092)	(74,810)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Cash funded from bankruptcy trust	-	-	1,000
Sale of common stock	9,500	-	9,500
Working capital contributed
by controlling stockholder	12,810	15,092	64,966

Net cash provided by financing activities	22,310	15,092	75,466

Increase in Cash	656	-	656

Cash at beginning of period	-	-	-

Cash at end of period	$656	$-	$656

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid during the period	$-	$-	$-
Income taxes paid during the period	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

L2 Medical Development Company
(formerly SMSA Katy Acquisition Corp.)
(a development stage company)
Notes to Financial Statements
December 31, 2012 and 2011

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
December 31, 2012 and 2011

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
December 31, 2012 and 2011

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
December 31, 2012 and 2011

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

Note D - Going Concern Uncertainty

The Company has no post-bankruptcy operating history, limited cash on hand, no operating assets and a business plan with inherent risk.  Because of these factors, the Company’s auditors have issued an audit opinion on the Company’s annual financial statements which includes a statement describing our going concern status.  This means, in our auditor’s opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

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
December 31, 2012 and 2011

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

The Company files income tax returns in the United States of America and various states, as appropriate and applicable.  As a result of the Company’s bankruptcy action, the Company is no longer subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for any period prior to January 1, 2010.  The Company does not anticipate any examinations of returns filed for periods ending after December 31, 2009.

The Company uses the asset and liability method of accounting for income taxes.  At December 31, 2012 and 2011, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals, as well as the potential impact of any net operating loss carryforwards (s) and their potential utilization.

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
December 31, 2012 and 2011

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

As of December 31, 2012 and 2011, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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

HFG managed the $1,000 in cash transferred from the bankruptcy creditor’s trust on our behalf until exhausted and has contributed approximately $7,335 and $15,092 during each of the years ended December 31, 2012 and 2011, respectively, to support our operations.  The contributed capital has been reflected as a component of additional paid-in capital in the accompanying financial statements.

Our current majority stockholder, Lipton, has contributed an additional $4,870 in working capital to support our operations during the year ended December 31, 2012.  The contributed capital has been reflected as a component of additional paid-in capital in the accompanying financial statements.

L2 Medical Development Company
(formerly SMSA Katy Acquisition Corp.)
(a development stage company)
Notes to Financial Statements - Continued
December 31, 2012 and 2011

Note H - Income Taxes

The components of income tax (benefit) expense for each of the years ended December 31, 2012 and 2011 and for the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2012 are as follows:

Period from
August 1, 2007
(date of
bankruptcy
	Year	Year	settlement)
	ended	ended	through
	December 31,	December 31,	December 31,
	2012	2011	2012
Federal:
Current	$-	$-	$-
Deferred	-	-	-
	-	-	-
State:
Current	-	-	-
Deferred	-	-	-
	-	-	-

Total	$-	$-	$-

As a result of the May 2012 change in control transaction, as of December 31, 2012, the Company has a net operating loss carryforward of approximately $15,000 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense (benefit) for each of the years ended December 31, 2012 and 2011 and for the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2012 varied from the statutory rate of 34% as follows:

			Period from
			August 1, 2007
			(date of
			bankruptcy
	Year	Year	settlement)
	ended	ended	through
	December 31,	December 31,	December 31,
	2012	2011	2012

Statutory rate applied to
income before income taxes	$(7,400)	$(5,000)	$(25,000)
Increase (decrease) in income
taxes resulting from:
State income taxes	-	-	-
Other, including reserve for
deferred tax asset and application
of net operating loss carryforward	7,400	5,000	25,000

Income tax expense	$-	$-	$-

L2 Medical Development Company
(formerly SMSA Katy Acquisition Corp.)
(a development stage company)
Notes to Financial Statements - Continued
December 31, 2012 and 2011

Note H - Income Taxes - Continued

The Company’s only temporary difference due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, as of December 31, 2012 and 2011, respectively, relate solely to the Company’s net operating loss carryforward(s).  This difference gives rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of December 31, 2012 and 2011, respectively:

	December 31,	December 31,
	2012	2011
Deferred tax assets
Net operating loss carryforwards	$7,400	$18,000
Less valuation allowance	(7,400)	(18,000)

Net Deferred Tax Asset	$-	$-

During each of the years ended December 31, 2012 and 2011, respectively, the valuation allowance for the deferred tax asset increased (decreased) by approximately $(10,600) and $5,000.

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

Note J - Subsequent Events

Management has evaluated all activity of the Company through March 25, 2013 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

(Signatures follow on next page)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

L2 Medical Development Company

Dated: March 27, 2013	/s/ Matthew C. Lipton
Matthew C. Lipton
President, Chief Executive Officer
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

L2 Medical Development Company

Dated: March 27, 2013	/s/ Matthew C. Lipton
Matthew C. Lipton
President, Chief Executive Officer
Chief Financial Officer and Director