Form 10-Q/A
period 2012-06-30
SMSA Katy Acquisition Corp
filed 2013-04-15
CIK 1495899

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

Table of Contents

NOTE TO READER: The accompanying financial statements principally reflect a correction of a double payment made to the Company’s bankruptcy counsel which was discovered during the annual audit of the Company’s financial statements as of and for the year ended December 31, 2012.  The effect of this finding was to lower the Company’s operating expenses by approximately $25,000 and to lower the working capital contributions from the Company’s controlling stockholder by a corresponding amount.

Part I - Financial Information
Item 1 - Financial Statements

L2 Medical Development Company
(formerly SMSA Katy Acquisition Corp.)
(a development stage company)
Restated Balance Sheets
June 30, 2012 and December 31, 2011

	(Unaudited)	(Audited)
	(Restated)
	June 30,	December 31,
	2012	2011
ASSETS
Current Assets
Cash on hand and in bank	$9,500	$-

Total Assets	$9,500	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable - trade	$-	$-

Total Liabilities	-	-

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
10,000,000 shares authorized.
None issued and outstanding	-	-
Common stock - $0.001 par value.
100,000,000 shares authorized.
10,030,612 and 530,612 shares
issued and outstanding, respectively	10,031	531
Additional paid-in capital	59,390	52,625
Deficit accumulated during the development stage	(59,921)	(53,156)

Total Stockholders' Equity (Deficit)	9,500	-

Total Liabilities and Stockholders’ Equity (Deficit)	$9,500	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

L2 Medical Development Company
(formerly SMSA Katy Acquisition Corp.)
(a development stage company)
Restated Statements of Operations and Comprehensive Loss
Six and Three months ended June 30, 2012 and 2011 and
Period from August 1, 2007 (date of bankruptcy settlement) through June 30, 2012

(Unaudited)

	(Restated)	(Restated)			(Restated)
					Period from
					August 1, 2007
					(date of bankruptcy
	Six months	Six months	Three months	Three months	settlement)
	ended	ended	ended	ended	through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011	2012

Revenues	$-	$-	$-	$-	$-

Expenses
Reorganization costs	-	-	-	-	2,874
Professional fees	3,948	7,613	1,548	1,013	46,898
Other general and
administrative expenses	2,643	1,584	1,613	564	10,149
Total operating expenses	6,765	9,197	3,161	1,577	59,921

Loss from operations	(6,765)	(9,197)	(3,161)	(1,577)	(59,921)

Other Income (Expense)	-	-	-	-	-

Loss before provision
for income taxes	(6,765)	(9,197)	(3,161)	(1,577)	(59,921)

Provision for income taxes	-	-	-	-	-

Net Loss	(6,765)	(9,197)	(3,161)	(1,577)	(59,921)

Other Comprehensive Income	-	-	-	-	-

Comprehensive Loss	$(6,765)	$(9,197)	$(3,161)	$(1,577)	$(59,921)

Earnings per share of
common stock outstanding
computed on net loss -
basic and fully diluted	$(0.00)	$(0.02)	$(0.00)	$(0.00)	$(0.07)

Weighted-average number
of shares outstanding -
basic and fully diluted	3,281,978	530,612	6,063,579	530,612	810,957

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

L2 Medical Development Company
(formerly SMSA Katy Acquisition Corp.)
(a development stage company)
Restated Statements of Cash Flows
Six months ended June 30, 2012 and 2011 and
Period from August 1, 2007 (date of bankruptcy settlement) through June 30, 2012

(Unaudited)

	(Restated)		(Restated)
			Period from
			August 1, 2007
			(date of bankruptcy
	Six months	Six months	settlement
	ended	ended	through
	June 30,	June 30,	June 30,
	2012	2011	2012
Cash Flows from Operating Activities
Net income (loss) for the period	$(6,765)	$(9,197)	$(59,921)
Adjustments to reconcile net loss
to net cash provided by operating activities
Depreciation and amortization	-	-	-
Increase (Decrease) in
Accounts payable and accrued expenses	-	-	-

Net cash used in operating activities	(6,765)	(9,197)	(59,921)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Cash funded by bankruptcy trust	-	-	1,000
Sale of common stock	9,500	-	9,500
Capital contributed to support operations	6,765	9,197	58,921

Net cash provided by financing activities	16,265	9,197	69,421

Increase (Decrease) in Cash	9,500	-	9,500

Cash at beginning of period	-	-	-

Cash at end of period	$9,500	$-	$9,500

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid for the year	$-	$-	$-
Income taxes paid for the year	$-	$-	$-

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

The reorganization value of SMSA Katy Acquisition Corp. was determined in consideration of several factors and by reliance on various valuation methods, including discounting cash flow and price/earnings and other applicable ratios.  The factors considered by SMSA Katy Acquisition Corp. included the following:

•	Forecasted operating and cash flows results which gave effect to the estimated impact of
-Corporate restructuring and other operating program changes
-Limitations on the use of available net operating loss carryforwards and other tax attributes resulting from the Plan of Reorganization and other events
•	The discounted residual value at the end of the forecast period based on capitalized cash flows for the last year of that period.
•	Market share and position
•	Competition and general economic conditions
•	Projected sales growth
•	Potential profitability
•	Seasonality and working capital requirements

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

Note F - Correction of an Error and Financial Statement Restatement

During the performance of the annual audit of the Company’s financial statements as of and for the year ended December 31, 2012, it was discovered that the Company had been inadvertently charged with what was proven to be a double payment on the Company’s behalf to the Company’s bankruptcy counsel.  Further, a previously uncharged amount for corporate registrations was also discovered.  These cumulative errors caused an overstatement in professional fees of approximately $25,000 and an understatement in other general and administrative expenses of approximately $175 with a corresponding overstatement in additional paid-in capital of approximately $24,825.

The effect of any and all changes are reflected in the accompanying restated financial statements as of the respective date of the transaction and the effect of the corrections are summarized below by fiscal period and cumulatively.

			Period from
			August 1, 2007
			(date of bankruptcy
	Six months	Three months	settlement
	ended	ended	through
	June 30,	June 30,	June 30,
	2012	2012	2012

Net Loss, as previously reported	$(31,590)	$(28,161)	$(84,746)

Effect of the correction of an error
Duplicate charge in professional fees	25,000	25,000	25,000
Unrecorded registration fees	(175)	(175)	(175)

Net Loss, as restated	$(6,765)	$(3,336)	$(59,921)

Earnings per share,
as previously reported	$(0.01)	$-	$(0.10)
Total effect of changes	0.01	-	0.03

Earnings per share, as restated	$-	$-	$(0.07)

L2 Medical Development Company
(formerly SMSA Katy Acquisition Corp.)
(a development stage company)
Notes to Financial Statements - Continued
June 30, 2012 and December 31, 2011

Note G - Fair Value of Financial Instruments

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

Note H - Related Party Transactions

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

Note I - Income Taxes

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

Note I - Income Taxes - Continued

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

	June 30,	December 31,
	2012	2011
Deferred tax assets
Net operating loss carryforwards	$-	$18,000
Less valuation allowance		(18,000)

Net Deferred Tax Asset	$-	$-

During the six months ended June 30, 2012 and the year ended December 31, 2011, respectively, the valuation allowance for the deferred tax asset increased (decreased) by approximately $(18,000) and $5,000.

Note J - Capital Stock Transactions

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
June 30, 2012 and December 31, 2011

Note J - Capital Stock Transactions - Continued

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

Note K - Subsequent Events

Management has evaluated all activity of the Company through March 27, 2013 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

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

General overhead expenses for the respective six month periods ended June 30, 2012 and 2011 were approximately $6,800 and $9,200.  These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reports pursuant to the Exchange Act.

It is anticipated that future expenditure levels will fluctuate as the Company complies with its periodic reporting requirements and implements its business plan.

Earnings per share for the six months ended June 30, 2012 and 2011 and for the period from August 1, 2007 (date of bankruptcy settlement) through June 30, 2012 were approximately $(0.00), $(0.02) and $(0.07) based on the weighted-average shares issued and outstanding.

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

(c)	Corrective actions

In connection with the annual audit of the Company’s financial statements as of and for the year ended December 31, 2012, it was discovered that the Company had been charged for an inadvertent double payment to the Company’s bankruptcy attorney and had not been charged for miscellaneous registration fees as paid on the Company’s behalf by the Company’s former controlling stockholder.  As the Company has previously reported that, due to its operating nature, has inherent weaknesses in the Company’s internal control over financial reporting; management continues to evaluate and review all pertinent transactions affecting the Company and take corrective action in financial reporting as soon as practical after the discovery of any error, omission or other action affecting the accuracy of the Company’s financial statements.

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

L2 Medical Development Company

Dated: April 12, 2013	/s/ Matthew Lipton
Matthew Lipton
President, Chief Executive Officer,
Chief Financial Officer and Sole Director