Form 10-Q/A
period 2012-09-30
SMSA Katy Acquisition Corp
filed 2013-04-15
CIK 1495899

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

NOTE TO READER: The accompanying financial statements principally reflect a correction of a double payment, made during the quarter ended June 30, 2012, to the Company’s bankruptcy counsel which was discovered during the annual audit of the Company’s financial statements as of and for the year ended December 31, 2012.  The effect of this finding was to lower the Company’s operating expenses by approximately $25,000 and to lower the working capital contributions from the Company’s controlling stockholder by a corresponding amount.

Part I - Financial Information
Item 1 - Financial Statements

L2 Medical Development Company
(formerly SMSA Katy Acquisition Corp.)
(a development stage company)
Restated Balance Sheets
September 30, 2012 and December 31, 2011

	(Unaudited)	(Audited)
	(Restated)
	September 30,	December 31,
	2012	2011
ASSETS
Current Assets
Cash on hand and in bank	$9,191	$-

Total Assets	$9,191	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable - trade	$8,862	$-

Total Liabilities	8,862	-

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
10,000,000 shares authorized.
None issued and outstanding	-	-
Common stock - $0.001 par value.
100,000,000 shares authorized.
10,030,612 and 530,612 shares
issued and outstanding, respectively	10,031	531
Additional paid-in capital	61,135	52,625
Deficit accumulated during the development stage	(70,837)	(53,156)

Total Stockholders' Equity (Deficit)	329	-

Total Liabilities and Stockholders’ Equity (Deficit)	$9,191	$-

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
Period from August 1, 2007 (date of bankruptcy settlement) through September 30, 2012

(Unaudited)

	(Restated)				(Restated)
					Period from
					August 1, 2007
					(date of bankruptcy
	Nine months	Nine months	Three months	Three months	settlement)
	ended	ended	ended	ended	through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011	2012

Revenues	$-	$-	$-	$-	$-

Expenses
Reorganization costs	-	-	-	-	2,874
Professional fees	7,003	8,625	3,055	1,012	49,953
Other general and
administrative expenses	10,678	5,264	7,861	3,680	18,010
Total operating expenses	17,681	13,889	10,916	4,692	70,837

Loss from operations	(17,681)	(13,889)	(10,916)	(4,692)	(70,837)

Other Income (Expense)	-	-	-	-	-

Loss before provision
for income taxes	(17,681)	(13,889)	(10,916)	(4,692)	(70,837)

Provision for income taxes	-	-	-	-	-

Net Loss	(17,681)	(13,889)	(10,916)	(4,692)	(70,837)

Other Comprehensive Income	-	-	-	-	-

Comprehensive Loss	$(17,681)	$(13,889)	$(10,916)	$(4,692)	$(70,837)

Earnings per share of
common stock outstanding
computed on net loss -
basic and fully diluted	$(0.00)	$(0.03)	$(0.00)	$(0.01)	$(0.06)

Weighted-average number
of shares outstanding -
basic and fully diluted	5,539,703	530,612	10,030,612	530,612	1,260,220

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

L2 Medical Development Company
(formerly SMSA Katy Acquisition Corp.)
(a development stage company)
Restated Statements of Cash Flows
Nine months ended September 30, 2012 and 2011 and
Period from August 1, 2007 (date of bankruptcy settlement) through September 30, 2012

(Unaudited)

	(Restated)		(Restated)
			Period from
			August 1, 2007
			(date of bankruptcy
	Nine months	Nine months	settlement
	ended	ended	through
	September 30,	September 30,	September 30,
	2012	2011	2012
Cash Flows from Operating Activities
Net income (loss) for the period	$(17,681)	$(13,889)	$(70,837)
Adjustments to reconcile net loss
to net cash provided by operating activities
Depreciation and amortization	-	-	-
Increase (Decrease) in
Accounts payable and accrued expenses	8,862	-	8,862

Net cash used in operating activities	(8,819)	(13,889)	(61,975)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Cash funded from bankruptcy trust	-	-	1,000
Cash from sale of common stock	9,500	-	9,500
Capital contributed to support operations	8,510	13,889	60,666

Net cash provided by financing activities	18,010	13,889	71,166

Increase (Decrease) in Cash	9,191	-	9,191

Cash at beginning of period	-	-	-

Cash at end of period	$9,191	$-	$9,191

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid for the year	$-	$-	$-
Income taxes paid for the year	$-	$-	$-

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

			Period from
			August 1, 2007
			(date of bankruptcy
	Nine months	Three months	settlement)
	ended	ended	through
	September 30,	September 30,	September 30,
	2012	2012	2012

Net Loss, as previously reported	$(42,506)	$(10,916)	$(95,662)

Effect of the correction of an error
Duplicate charge in professional fees	25,000	-	25,000
Unrecorded registration fees	(175)	-	(175)

Net Loss, as restated	$(17,681)	$(10,916)	$(70,837)

Earnings per share,
as previously reported	$(0.01)	$-	$(0.08)
Total effect of changes	0.01	-	0.02

Earnings per share, as restated	$-	$-	$(0.06)

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

General overhead expenses for the respective nine month periods ended September 30, 2012 and 2011 were approximately $17,700 and $13,900.  These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reports pursuant to the Exchange Act.

It is anticipated that future expenditure levels will fluctuate as the Company complies with its periodic reporting requirements and implements its business plan.

Earnings per share for the nine months ended September 30, 2012 and 2011 and for the period from August 1, 2007 (date of bankruptcy settlement) through September 30, 2012 were approximately $(0.00), $(0.03) and $(0.06) based on the weighted-average shares issued and outstanding.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Exchange Act unless and until such time that the Company’s executes upon its current business plan.

(4)	Liquidity and Capital Resources

At September 30, 2012 and December 31, 2011, the Company had working capital of approximately $300 and $-0-, respectively.

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

L2 Medical Development Company

Dated: April 12, 2013	/s/ Matthew C. Lipton
Matthew C. Lipton
President, Chief Executive Officer,
Chief Financial Officer and Sole Director