Form 10-Q
period 2013-06-30
L2 MEDICAL DEVELOPMENT CO
filed 2013-08-05
CIK 1495899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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
YES ☒ NO ☐

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:August 1, 2013: 10,030,612 shares of common stock, par value $0.001

L2 Medical Development Company

Form 10-Q for the Quarter ended June 30, 2013

Table of Contents

Part I - Financial Information
Item 1 - Financial Statements

L2 Medical Development Company
(formerly SMSA Katy Acquisition Corp.)
(a development stage company)
Balance Sheets
June 30, 2013 and December 31, 2012

	(Unaudited) June 30, 2013	(Audited) December 31, 2012
ASSETS
Current Assets
Cash on hand and in bank	$160	$656

Total Assets	$160	$656

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable - trade	$-	$-

Total Liabilities	-	-

Commitments and Contingencies

Stockholders' Equity(Deficit)
Preferred stock - $0.001 par value
10,000,000 shares authorized.
None issued and outstanding	-	-
Common stock - $0.001 par value.
100,000,000 shares authorized.
10,030,612 shares issued and outstanding, respectively	10,031	10,031
Additional paid-in capital	71,635	65,435
Deficit accumulated during the development stage	(81,506)	(74,810)

Total Stockholders' Equity (Deficit)	160	656

Total Liabilities and Stockholders’ Equity (Deficit)	$160	$656

The accompanying notes are an integral part of these financial statements.

L2 Medical Development Company
(formerly SMSA Katy Acquisition Corp.)
(a development stage company)
Statements of Operations and Comprehensive Loss
Six and Three months ended June 30, 2013 and 2012 and
Period from August 1, 2007 (date of bankruptcy settlement) through June 30, 2013

(Unaudited)

					Period from
					August 1, 2007
					(date of bankruptcy
	Six months	Six months	Three months	Three months	settlement)
	ended	ended	ended	ended	through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012	2013

Revenues	$-	$-	$-	$-	$-

Operating expenses
Reorganization costs	-	-	-	-	2,874
Professional fees	5,025	3,948	1,700	1,548	57,278
Other general and
administrative expenses	1,671	2,643	1,201	1,613	21,354
Total operating expenses	6,696	6,765	2,901	3,161	81,506

Loss from operations	(6,696)	(6,765)	(2,901)	(3,161)	(81,506)

Provision for income taxes	-	-	-	-	-

Net Loss	(6,696)	(6,765)	(2,901)	(3,161)	(81,506)

Other
comprehensive income	-	-	-	-	-

Comprehensive Loss	$(6,696)	$(6,765)	$(2,901)	$(3,161)	$(81,506)

Loss per weighted-average
share of common stock
outstanding, computed
on net loss - basic and
fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted-average number
of shares of common
stock outstanding - basic
and fully diluted	10,030,612	3,281,978	10,030,612	6,063,579

The accompanying notes are an integral part of these financial statements.

L2 Medical Development Company
(formerly SMSA Katy Acquisition Corp.)
(a development stage company)
Statements of Cash Flows
Six months ended June 30, 2013 and 2012 and
Period from August 1, 2007 (date of bankruptcy settlement) through June 30, 2013

(Unaudited)

			Period from
			August 1, 2007
			(date of bankruptcy
	Six months	Six months	settlement
	ended	ended	through
	June 30,	June 30,	June 30,
	2013	2012	2013
Cash Flows from Operating Activities
Net loss for the period	$(6,696)	$(6,765)	$(81,506)
Adjustments to reconcile net loss
to net cash provided by operating activities
Depreciation and amortization	-	-	-
(Increase) Decrease in
Prepaid expenses and other assets	-	-	-
Increase (Decrease) in
Accounts payable and accrued expenses	-	-	-

Net cash used in operating activities	(6,696)	(6,765)	(81,506)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Cash funded by bankruptcy trust	-	-	1,000
Sale of common stock	-	9,500	9,500
Capital contributed to support operations	6,200	6,765	71,166

Net cash provided by financing activities	6,200	16,265	81,666

Increase (Decrease) in Cash	(496)	9,500	160

Cash at beginning of period	656	-	-

Cash at end of period	$160	$9,500	$160

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid during the period	$-	$-	$-
Income taxes paid during the period	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

L2 Medical Development Company
(formerly SMSA Katy Acquisition Corp.)
(a development stage company)
Notes to Financial Statements
June 30, 2013 and December 31, 2012

Note A - Background and Description of Business

L2 Medical Development Company (Company) was organized as SMSA Katy Acquisition Corp. on May 3, 2010 as a Nevada corporation to effect the reincorporation of Senior Management Services of Katy, Inc. (Predecessor Company), a Texas corporation, mandated by the plan of reorganization discussed below.

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

L2 Medical Development Company
(formerly SMSA Katy Acquisition Corp.)
(a development stage company)
Notes to Financial Statements
June 30, 2013 and December 31, 2012

Note B - Reorganization Under Chapter 11 of the U. S. Bankruptcy Code – Continued

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

It was determined that SMSA Katy Acquisition Corp’s reorganization value computed immediately before the confirmation date of the Plan as approximately $1,000, which consisted of the following:

Current assets to be transferred to the post-confirmation entity	$1,000
Fair market value of property and equipment	-
Deposits with vendors and other assets transferred
to the post-confirmation entity	-

Reorganization value	$1,000

Pursuant to the Plan, all of the operations of the Company were transferred to a combined creditor’s trust and, as approved by the Bankruptcy Court, a completely new entity was formed for purposes of completing the aforementioned reverse merger transaction.  The Company adopted fresh-start reporting because the holders of existing voting shares immediately before filing and confirmation of the Plan received less than 50.0% of the voting shares of the emerging entity and its reorganization value was not greater than its postpetition liabilities and allowed claims, as shown below:

L2 Medical Development Company
(formerly SMSA Katy Acquisition Corp.)
(a development stage company)
Notes to Financial Statements
June 30, 2013 and December 31, 2012

Note B - Reorganization Under Chapter 11 of the U. S. Bankruptcy Code – Continued

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

After consideration of SMSA Katy Acquisition Corp.’s debt capacity and other capital structure considerations, such as industry norms, projected earnings to fixed charges, projected earnings before interest and projected free cash flow to debt service and other applicable ratios, management determined that SMSA Katy Acquisition Corp.’s reorganization capital structure should be as follows:

Common Stock (500,005 “new” shares to be issued at $0.001 par value)	$500
Additional paid-in capital	500

Total reorganized capital structure	$1,000

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
June 30, 2013 and December 31, 2012

Note C – Basis of Presentation

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

Note D - Going Concern Uncertainty

The Company has no post-bankruptcy operating history, limited cash on hand, no operating assets and a business plan with inherent risk.  Because of these factors, the Company’s auditors have issued an audit opinion on the Company’s annual financial statements which includes a statement describing our going concern status.  This means, in our auditor’s opinion, there is substantial doubt about our ability to continue as a going concern at the date of their opinion.

Our current business plan is to develop a medical device incubation company.  However, there is no assurance that the Company will be able to successfully implement its business plan, which may include a future acquisition or merger with a private operating company.  There is no assurance that the implementation of our business plan or any future business combination transaction will result in the appreciation of our stockholders’ investment in the then outstanding common stock.

The Company's ultimate continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.  The Company faces considerable risk in it’s business plan and a potential shortfall of funding due the potential inability to raise capital in the equity securities market.  If adequate operating capital and/or cash flows are not received during the next twelve months, the Company could become dormant until such time as necessary funds could be raised.

L2 Medical Development Company
(formerly SMSA Katy Acquisition Corp.)
(a development stage company)
Notes to Financial Statements
June 30, 2013 and December 31, 2012

Note D - Going Concern Uncertainty – Continued

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

The Company files income tax returns in the United States of America and various states, as appropriate and applicable.  As a result of the Company’s bankruptcy action, the Company is no longer subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for any period prior to January 1, 2010.  The Company does not anticipate any examinations of returns filed for periods ending on or after December 31, 2009.

The Company uses the asset and liability method of accounting for income taxes.  At June 30, 2013 and December 31, 2012, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals, as well as the potential impact of any net operating loss carryforwards (s) and their potential utilization.

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
June 30, 2013 and December 31, 2012

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

As of June 30, 2013 and 2012, respectively, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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

Note G - Related Party Transactions

Halter Financial Group, Inc. (HFG), the previous majority shareholder, pursuant to the Plan, managed the $1,000 in cash transferred from the bankruptcy creditor’s trust on our behalf until exhausted and has contributed approximately $7,335 and $15,092 during each of the years ended December 31, 2012 and 2011, respectively, to support our operations.  The contributed capital has been reflected as a component of additional paid-in capital in the accompanying balance sheets.

During the six months ended June 30, 2013 and the year ended December 31, 2012,  respectively, the Company’s President contributed approximately $6,200 and $4,870 to support the Company’s operations.  The contributed capital has been reflected as a component of additional paid-in capital in the accompanying financial statements.

L2 Medical Development Company
(formerly SMSA Katy Acquisition Corp.)
(a development stage company)
Notes to Financial Statements
June 30, 2013 and December 31, 2012

Note H - Income Taxes

The components of income tax (benefit) expense for each of the six month periods ended June 30, 2013 and 2012 and for the period from August 1, 2007 (date of bankruptcy settlement) through June 30, 2013 are as follows:

Period from
August 1, 2007
(date of
bankruptcy
	Six months	Six months	settlement)
	ended	ended	through
	June 30,	June 30,	June 30,
	2013	2012	2013

Federal:
Current	$-	$-	$-
Deferred	-	-	-
	-	-	-
State:
Current	-	-	-
Deferred	-	-	-
	-	-	-

Total	$-	$-	$-

As of June 30, 2013, pursuant to the May 2012 change in control transaction, the Company has a net operating loss carryforward of approximately $21,600 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense (benefit) for each of the six month periods ended June 30, 2013 and 2012 and for the period from August 1, 2007 (date of bankruptcy settlement) through June 30, 2013 varied from the statutory rate of 34% as follows:

			Period from
			August 1, 2007
			(date of
			bankruptcy
	Six months	Six months	settlement)
	ended	ended	through
	June 30,	June 30,	June 30,
	2013	2012	2013

Statutory rate applied to
income before income taxes	$(2,200)	$(2,300)	$(9,600)
Increase (decrease) in income
taxes resulting from:
State income taxes	-	-	-
Other, including reserve for
deferred tax asset and application
of net operating loss carryforward	2,200	2,300	9,600

Income tax expense	$-	$-	$-

The Company’s only temporary difference as of June 30, 2013 and 2012, respectively, relates to the Company’s net operating loss pursuant to the applicable Federal Tax Law.  As of June 30, 2013 and December 31, 2012, respectively, the deferred tax asset is as follows:

L2 Medical Development Company
(formerly SMSA Katy Acquisition Corp.)
(a development stage company)
Notes to Financial Statements
June 30, 2013 and December 31, 2012

Note H - Income Taxes – Continued

	June 30,	December 31,
	2013	2012
Deferred tax assets
Net operating loss carryforwards	$9,600	$7,400
Less valuation allowance	(9,600)	(7,400)

Net Deferred Tax Asset	$-	$-

During the six month period ended June 30, 2013 and the year ended December 31, 2012, respectively, the valuation allowance against the deferred tax asset increased (decreased) by approximately $2,200 and $(10,600).

Note I - Capital Stock Transactions

Pursuant to the Plan affirmed by the U. S. Bankruptcy Court - Northern District of Texas - Dallas Division, the Company issued 530,612 plan shares to meet the requirements of the Plan.  The 530,612 shares of the Company’s “new” common stock were issued to holders of various claims, as defined in the Plan, in settlement of all unpaid pre-confirmation obligations of the Company and/or the bankruptcy trust.

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

Note J - Subsequent Events

Management has evaluated all activity of the Company through the issue date of the financial statements and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business  disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-Q and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

(2)	General

The Company was organized on May 3, 2010 as SMSA Katy Acquisition Corp. as a Nevada corporation to effect the reincorporation of Senior Management Services of Katy, Inc. (Predecessor Company), a Texas corporation, mandated by the plan of reorganization under Chapter 11 of the U. S. Bankruptcy Code.  The Company changed its corporate name from SMSA Katy Acquisition Corp. to L2 Medical Development Company on June 21, 2012, effective as of July 9, 2012, pursuant to documents filed with the State of Nevada.

On May 9, 2012, the Company entered into a Share Purchase Agreement with Lipton pursuant to which he acquired 9,500,000 shares of our common stock for approximately $9,500 cash or $0.001 per share.

Our current business plan is to develop a medical device incubation company.  However, there is no assurance that the Company will be able to successfully implement our business plan, which may include a future acquisition or merger with a private operating company.

The Company's ultimate continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.  The Company faces considerable risk in it’s business plan and a potential shortfall of funding due the potential inability to raise capital in the equity securities market.  If adequate operating capital and/or cash flows are not received during the next twelve months, the Company could become dormant until such time as necessary funds could be raised.

The Company anticipates future sales or issuances of equity securities to fulfill its business plan.  However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

There is no assurance that the implementation of our business plan or any future business combination transaction will result in the appreciation of our stockholders’ investment in the then outstanding common stock.

(3)	Results of Operations

The Company had no revenue for either of the six or three month periods ended June 30, 2013 or 2012 or for the period from August 1, 2007 (date of bankruptcy settlement) through June 30, 2013.

General and administrative expenses for the respective six month periods ended June 30, 2013 and 2012 were approximately $6,700 and $6,800.  These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reports pursuant to the Exchange Act.

It is anticipated that future expenditure levels will remain constant or increase as the Company complies with its periodic reporting requirements and implements its business plan.

Earnings per share for each of the six month periods ended June 30, 2013 and 2012 and for the period from August 1, 2007 (date of bankruptcy settlement) through June 30, 2013 were approximately $(0.00), $(0.00) and $(0.03) based on the weighted-average shares issued and outstanding.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Exchange Act unless and until such time that the Company’s executes upon its current business plan.

(4)	Liquidity and Capital Resources

At June 30, 2013 and December 31, 2012, the Company had working capital of approximately $160 and $650, respectively.

The Company currently has limited cash on hand, no operating assets and a business plan with inherent risk.  Because of these factors, the Company’s auditors have issued an audit opinion on the Company’s annual financial statements which includes a statement describing our going concern status.  This means in the auditor’s opinion, there is substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

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

The Company currently has no known or identified exposure to any current or proposed climate change legislation which could negatively impact the Company’s operations or require capital expenditures to become compliant.  Additionally, any currently proposed or to-be-proposed-in-the-future legislation concerning climate change activities, business operations related thereto or a publicly perceived risk associated with climate change could, potentially, negatively impact the Company’s efforts to implement the Company’s business plan.

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

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

None

Item 1A – Risk Factors

We are a smaller reporting company as defined by Reg. 240.12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

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

L2 Medical Development Company

Dated: August 5, 2013	/s/ Matthew C. Lipton
Matthew C. Lipton
President, Chief Executive Officer,
Chief Financial Officer and Sole Director