Form 10-Q/A
period 2013-06-30
L2 MEDICAL DEVELOPMENT CO
filed 2013-08-21
CIK 1495899

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
YES ☒ NO ☐

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:August 20, 2013: 10,030,612 shares of common stock, par value $0.001

EXPLANATORY NOTE

The purpose of this Amendment to L2 Medical Development Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the Securities and Exchange Commission on August 5, 2013, is solely to furnish Exhibit 3.7 to the Form 10-Q and make conforming changes to Item 6. Exhibits.  Exhibit 3.7 is the filed stamped copy of the Certificate of Amendment to the issuer's Articles of Incorporation as filed with the Secretary of State of Nevada on June 21, 2012 for the purpose of changing the issuer's name to L2 Medical Development Company from SMSA Katy Acquisition Corp.  The exhibit is being filed to satisfy the requirements of Item 601 of Regulation S-K.  No other substantive changes have been made to the Form 10-Q. This Amendment does not reflect events that may have occurred subsequent to the original filing date.

Item 6 - Exhibits

3.7	Certificate of Amendment to Articles of Incorporation of SMSA Katy Acquisition Corp. as filed with the Secretary of State of Nevada on June 21, 2012 for the purpose of changing the name of the issuer to L2 Medical Development Company.
31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 of the Quarterly Report on Form 10-Q filed with the Commission on August 5, 2013).
32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 of the Quarterly Report on Form 10-Q filed with the Commission on August 5, 2013).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

L2 Medical Development Company

Dated: August 21, 2013	/s/ Matthew C. Lipton
Matthew C. Lipton
President, Chief Executive Officer,
Chief Financial Officer and Sole Director