Form 10-Q
period 2013-09-30
Enerpulse Technologies, Inc.
filed 2013-11-19
CIK 1495899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

ENERPULSE TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	000-54092	06-1393453
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of incorporation)		Identification No.)

2451 Alamo Ave SE
Albuquerque, New Mexico 87106

(Address of principal executive offices)

Registrant’s telephone number, including area code: (505) 842-5201

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

8,863,668 shares of registrant’s common stock, $0.001 par value, were outstanding at November 19, 2013. Registrant has no other class of common equity.

ENERPULSE TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENERPULSE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

		December 31,
	September 30,	2012
	2013	(Note 1)
	(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$1,105,991	$1,116,870
Accounts receivable	103,680	160,982
Other receivables	-	23,380
Inventory	308,008	272,444
Other current assets	3,712	9,350
Total current assets	1,521,391	1,583,026

Intangible assets, net of accumulated amortization	371,879	321,396

Property and equipment, net of accumulated depreciation	159,224	232,692
Other long-term assets	11,560	111,745

Total assets	$2,064,054	$2,248,859

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$392,413	$245,994
Accrued expenses	165,670	286,378
Current portion of capital lease obligation	7,085	6,276
Current portion of notes payable	-	171,270
Total current liabilities	565,168	709,918

Long-Term Liabilities
Capital lease obligation, net of current portion	9,701	16,049
Notes payable, net of current portion	166,284	386,973
	175,985	403,022

Total liabilities	741,153	1,112,940

Commitments and Contingencies

Stockholders' Equity
Preferred Stock, 10,000,000 shares authorized; no shares
issued and outstanding; $0.001 par value	-	-
Common Stock, 100,000,000 shares authorized; 8,863,668 and
7,194,910 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively; $0.001 par value	8,864	7,195
Additional paid-in capital	24,010,354	20,744,750
Note receivable, related party	(200,072)	(200,072)
Accumulated deficit	(22,496,245)	(19,415,954)

Total stockholders' equity	1,322,901	1,135,919

Total liabilities and stockholders' equity	$2,064,054	$2,248,859

See notes to accompanying unaudited consolidated financial statements.

ENERPULSE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2013	2012	2013	2012

Sales	$102,133	$184,238	$378,131	$610,830
Cost of sales	81,913	104,657	288,398	343,452
Gross profit	20,220	79,581	89,733	267,378

Selling, general and administrative expenses	1,176,890	510,955	2,678,950	1,730,743

Loss from operations	(1,156,670)	(431,374)	(2,589,217)	(1,463,365)

Other expense	(479,010)	(272,896)	(491,074)	(286,703)

Net loss	$(1,635,680)	$(704,270)	$(3,080,291)	$(1,750,068)

Net loss per share (basic and diluted)	$(0.20)	$(0.12)	$(0.40)	$(0.29)

Weighted average of shares outstanding (basic and diluted)	7,990,684	6,057,943	7,615,361	6,009,817

See notes to accompanying unaudited consolidated financial statements.

ENERPULSE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2013

(Unaudited)

	Common stock		Additional	Note receivable,	Accumulated
	Shares	Amount	paid-in capital	related party	deficit	Total

Balances, December 31, 2012 (Note 1)	7,194,910	$7,195	$20,744,750	$(200,072)	$(19,415,954)	$1,135,919

Issuance of stock, net of offering costs	451,871	452	1,009,548	-	-	1,010,000

Issuance of warrants in connection with convertible note	-	-	90,000	-	-	90,000

Effect of reverse merger adjustment	530,612	531	(531)	-	-	-

Conversion of convertible notes payable, including beneficial conversion feature	686,275	686	2,139,314	-	-	2,140,000

Stock based compensation expense	-	-	27,273	-	-	27,273

Net loss	-	-	-	-	(3,080,291)	(3,080,291)

Balances, September 30, 2013	8,863,668	$8,864	$24,010,354	$(200,072)	$(22,496,245)	$1,322,901

See notes to accompanying  unaudited consolidated financial statements.

ENERPULSE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months ended
	September 30,
	2013	2012

Cash Flows From Operating Activities
Net loss	$(3,080,291)	$(1,750,068)
Adjustments to reconcile net loss to net cash used by
operating activities
Stock based compensation	27,273	31,000
Amortization	19,357	14,303
Depreciation	61,110	72,911
Gain on sale/disposal	(13,782)	-
Beneficial conversion feature and amortization of warrants on notes payable	480,000	254,000
Interest on convertible notes payable	-	12,132
Changes in operating assets and liabilities
Accounts receivable	57,302	32,879
Inventory	(35,564)	6,895
Accounts payable	146,419	(22,422)
Accrued expenses	(120,708)	(10,929)
Other	129,203	(966)
Net cash used by operating activities	(2,329,681)	(1,360,265)

Cash Flows From Investing Activities
Purchase of property and equipment	(13,860)	(58,645)
Proceeds from sale of equipment	40,000	-
Purchase of intangible assets	(69,840)	(55,762)
Net cash used by investing activities	(43,700)	(114,407)

Cash Flows From Financing Activities
Proceeds from (accrued costs of) issuance of stock	1,010,000	(6,203)
Proceeds from convertible notes payable	1,750,000	750,000
Payments on notes payable	(397,498)	(86,642)
Proceeds from notes payable	-	22,000
Net cash provided by financing activities	2,362,502	679,155
Net decrease in cash and cash equivalents	(10,879)	(795,517)
Cash and cash equivalents at beginning of period	1,116,870	1,089,026
Cash and cash equivalents at end of period	$1,105,991	$293,509

Supplement cash flow information:
Cash paid for interest	$24,856	$20,737

Noncash investing and financing activities:
Exchange of convertible notes for common stock, including accrued interest	$1,750,000	$762,132
Note from related party in exchange for stock	$-	$198,922

See notes to accompanying unaudited consolidated financial statements.

ENERPULSE TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012

(Unaudited)

Note 1 – Organization, Basis of Presentation and Management’s Plans

Organization

Enerpulse Technologies, Inc. was incorporated in the state of Nevada on May 3, 2010 and currently conducts its operations primarily through its wholly-owned subsidiary, Enerpulse, Inc. (collectively the “Company”). Enerpulse, Inc. (Enerpulse) was incorporated in the state of Delaware on January 20, 2004. The Company engages in the design, development, manufacturing and marketing of an energy and efficiency enhancing product in the automotive industry. Company headquarters are located in Albuquerque, New Mexico. All intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

On September 4, 2013, Enerpulse’s shareholders transferred 100% of the outstanding shares of Enerpulse to L2 Medical Development Company (L2 MDC), a publicly traded US shell company, in exchange for 7,646,780 shares of common stock of L2 MDC (the “Merger”), equal to 93.5% of the issued and outstanding shares of L2 MDC on a fully diluted basis, after giving effect to the conversion of an all of Enerpulse’s outstanding preferred stock. In addition, a convertible note automatically converted into 686,725 shares of L2 MDC common stock and a warrant to purchase 87,500 shares of common stock on the date of the Merger.

The Merger was accounted for as a reverse acquisition and a recapitalization of Enerpulse. Enerpulse is the acquirer for accounting purposes and L2 MDC is treated as the acquired company. Accordingly, as of the date of the Merger, Enerpulse’s historical financial statements for the periods prior to the acquisition became those of L2 MDC retroactively restated for, and giving effect to, the number of shares received in the Merger. The accumulated deficit of Enerpulse was carried forward after the acquisition.

Effective October 4, 2013, L2 MDC changed its name to Enerpulse Technologies, Inc.

The interim consolidated financial statements have been prepared by management without audit. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto in Enerpulse’s annual financial statements as of and for the years ended December 31, 2012 and 2011 included in the Company’s Current Reports on Forms 8-K and Form 8-K/A that were previously filed with the SEC on September 10, 2013 and October 18, 2013, respectively. Amounts as of December 31, 2012 are derived from those financial statements, retrospectively adjusted to reflect the accounting for the reverse merger. In the unaudited consolidated interim financial statements, the same accounting policies, methods of computation, and presentation have been followed as were those applied in the December 31, 2012 financial statements.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

In the opinion of the management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of the interim date, and the results of operations, changes in stockholders’ equity, and cash flows, for the interim periods presented, have been made. The interim results are not necessarily indicative of the operating results for the full year or future periods.

Management’s Plans

The Company reported a net loss of approximately $3,080,000 for the nine months ended September 30, 2013 and anticipates a net loss for the remainder of 2013. Management’s plans are to secure additional funding to cover working capital needs until positive cash flow from operations occurs, which is anticipated to commence in 2014. The Company has a history of securing funding from various venture capital firms (approximately $23 million) since 2004. Also, in August 2013, the Company raised $1,750,000 in exchange for a convertible note, which is expected to fund the Company through the end of 2013 and through the first quarter of 2014.

Note 2 - Summary of Significant Accounting Policies

Fair Value Measurements

The carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short maturities. The carrying value of the capital lease obligations and debt approximates fair value as the interest rates on the outstanding borrowings are at rates that approximate market rates for borrowings with similar terms and maturities. The carrying amounts of receivables from related-parties are not practicable to estimate based on the related party nature of the underlying transactions.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable represent the amount billed to, but uncollected from customers. Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by identifying past due accounts. Accounts receivable are written off when deemed uncollectible. A receivable is considered to be past due if any portion of the receivable balance is outstanding for more than 90 days. No allowance was considered necessary as of September 30, 2013 and December 31, 2012. No interest is charged on late accounts. No amounts were written off during the three months and nine months ended September 30, 2013 and 2012. For both the three months and nine months ended September 30, 2013 and 2012, three and two customers, respectively, individually accounted for more than 10% of sales. As of September 30, 2013 and December 31, 2012, one and two customers, respectively, individually accounted for more than 10% of accounts receivable.

Revenue Recognition

The Company recognizes revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the sales price is fixed or determinable; and (4) collectability is reasonably assured. This generally occurs upon shipment to the customer. Substantially all of the Company’s revenue is generated from direct sales of its product to the automotive and powersports after markets.

Intangible Assets

Intangible assets subject to amortization include trademarks and patents which are being amortized on a straight-line basis over the shorter of their legal lives or estimated economic life. Intangible assets are recorded at a cost of $461,479 and $391,639 as of September 30, 2013 and December 31, 2012, respectively. Amortization expense was $7,506 and $4,768, for the three months ended September 30, 2013 and 2012, respectively, and $19,357 and $14,303, for the nine months ended September 30, 2013 and 2012, respectively. For the next five years as of September 30, 2013, expected amortization expense is approximately $8,000 for the remainder of the year ending December 31, 2013, approximately $27,000 for each of the years ending December 31, 2014 through 2017, and approximately $256,000 in years thereafter.

Research and Development

Research and development costs are charged to operations when incurred and are included in selling and administrative expenses. The amounts recorded for the three months ended September 30, 2013 and 2012 amounted to $77,022 and $35,924, respectively, and $163,886 and $96,977, for the nine months ended September 30, 2013 and 2012, respectively.

Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted average number of shares used to compute diluted net loss per share excludes any assumed exercise of stock options and warrants as the effect would be antidilutive. Common stock equivalents of 2.2 million and 1.4 million for the three months ended September 30, 2013 and 2012, respectively, were excluded from the calculation because of their antidilutive effect. Common stock equivalents of 2.1 million and 1.4 million for the nine months ended September 30, 2013 and 2012, respectively, were excluded from the calculation because of their antidilutive effect.

Recent Accounting Pronouncement

In July 2013, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update (ASU) No. 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” Under ASU 2013-11, an entity is required to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance affects presentation only and, therefore, it is not expected to have a material impact on the Company's financial condition, results of operations or cash flows.

Note 3 – Inventory

Inventory is stated at the average cost (first in, first out) or market. Inventory consisted of the following:

	September 30, 2013	December 31, 2012
Raw materials	$240,614	$178,485
Work in process	8,060	18,564
Finished goods	59,334	75,395
Total inventory	$308,008	$272,444

Note 4 – Property and Equipment, Net

Property and equipment, net are as follows:

	September 30, 2013	December 31, 2012
Vehicles	$22,679	$91,652
Software and equipment	719,979	715,172
Furniture and fixtures	17,153	17,153
Leasehold improvements	252,406	243,352
	1,012,217	1,067,329
Less accumulated depreciation	(852,993)	(834,637)
Total property and equipment, net	$159,224	$232,692

Note 5 – Notes Payable

Notes payable are as follows:

	September 30, 2013	December 31, 2012
LWM, LLC, with an annual interest rate equal to the Federal Funds Rate (as announced by the Federal Reserve Bank of New York) for the first day of the calendar year, 1.0% at September 30, 2013; unsecured; due on September 5, 2016	$166,284	$-

D. Wood Holdings, LLC, payable without interest (interest imputed at 1.71%); unsecured; due on demand; refinanced on September 5, 2013 to extend the maturity date to September 5, 2016, with an annual interest rate equal to the Federal Funds Rate (as announced by the Federal Reserve Bank of New York)	-	131,279

Spark Assembly, LLC, payable without interest (interest imputed at 1.71%); unsecured; refinanced on September 5, 2013 to extend the maturity date to September 5, 2016, with an annual interest rate equal to the Federal Funds Rate (as announced by the Federal Reserve Bank of New York)	-	34,992

New Mexico Community Development Loan Fund, payable with interest at 8.0%; monthly payments of $690; due March of 2015; secured by vehicle	-	16,972

Silicon Valley Bank, term loan with interest at 2.5% above the bank’s prime rate, 5.75% at December 31, 2012; payable in interest only for the first three months, then principal and interest payments in 36 equal monthly installments beginning in April of 2012; secured by various collateral as described in security agreement	-	375,000
Total notes payable	166,284	558,243
Less current portion	-	171,270
Long-term portion	$166,284	$386,973

In June 2012, the Company received financing in the amount of $750,000 in exchange for convertible notes that were convertible into common stock of the Company. Interest was compounded annually at a rate of 8% and was due with principal in October 2012 upon the maturity of the notes. In October 2012, the notes and accrued interest of $12,132 were converted to 457,872 shares of common stock. Upon conversion, the Company recorded $254,000 of additional interest expense which was equal to the intrinsic value of the beneficial conversion feature.

In August 2013, the Company received $1,750,000 through the issuance of a convertible note (the “Convertible Note”) and a warrant to purchase 87,500 shares of common stock to a third party investor (the “Holder”). The Company estimated the fair value of the warrant using the Black-Scholes option-pricing model to be $90,000, which was amortized to interest expense during the three and nine months ended September 30, 2013. The Convertible Note bore interest at a rate of 8% per annum and was due in full on the earlier of July 1, 2014 or the closing date of a change in control of the Company, unless earlier converted into common stock of the Company. The warrant expires in 3 years from the date of its issuance. Pursuant to the terms of the Convertible Note, it automatically converted into common stock of the Company on the first day that the Company’s securities became publicly traded (the “IPO”) at a conversion price of 85% of the price per share at which securities are to be sold in the IPO. In conjunction with the reverse merger, the Convertible Note converted into 686,275 shares of common stock. Upon conversion, the Company recorded $390,000 of additional interest expense which was equal to the intrinsic value of the beneficial conversion feature.

In consideration for entering into the Convertible Note, the Company granted the Holder the sole and exclusive right to market, for the purpose of sale, certain of its products (PCI plugs designed for natural gas fueled internal combustion engines) in all countries of North America.

In August 2013, the Company used a portion of Convertible Note proceeds to repay the outstanding balances of debt to New Mexico Community Development Loan Fund and Silicon Valley Bank.

In September 2013, the Company and both D. Wood Holdings, LLC and Spark Assembly, LLC, agreed to consolidate the respective notes under a new note payable to LWM, LLC.

Note 6 – Stock Based Compensation

Stock-based compensation cost is included in selling, general and administrative expense in the accompanying unaudited consolidated statements of operations and totaled $17,273 and $31,000, for the three months ended September 30, 2013 and 2012, respectively, and $27,273 and $31,000, for the nine months ended September 30, 2013 and 2012, respectively.

During the nine months ended September 30, 2013 and 2012, the Company granted stock-based awards with a total estimated grant date fair value of $11,522 and $9,020, respectively. At September 30, 2013, total unrecognized estimated compensation expense related to unvested stock-based awards granted prior to that date was approximately $77,000, which is expected to be recognized over a weighted-average period of 1.55 years. Stock-based awards granted during the nine months ended September 30, 2013 and 2012, were equal to 0.25% and 0.44%, respectively, of the outstanding shares of common stock at the end of the applicable period.

Note 7 – Capital Stock

As disclosed in Note 1, on September 4, 2013, Enerpulse’s shareholders transferred 100% of the outstanding shares of Enerpulse to L2 MDC, a publicly traded US shell company, in exchange for 7,646,780 shares of common stock of L2 MDC, equal to 93.5% of the issued and outstanding shares of L2 MDC on a fully diluted basis, after giving effect to the conversion of an all of Enerpulse’s outstanding preferred stock. In addition, the Convertible Note automatically converted into 686,725 shares of common stock and a warrant to purchase 87,500 shares of common stock. The capital stock transactions have been retroactively restated for, and give effect to, the number of shares received in the Merger.

In March 2013, 451,871 shares of common stock, par value of $0.001, along with warrants to purchase 225,936 shares of common stock were issued to various investors at $2.22 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, or Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding, but not limited to, those relating to the following: our ability to secure necessary financing; expected growth; future operating expenses; future margins; fluctuations in interest rates; ability to continue to grow and implement growth, and regarding future growth, cash needs, operations, business plans and financial results and any other statements that are not historical facts.

When used in this Report, the words “anticipate,” “estimate,” “expect,” “may,” “plans,” “project,” and similar expressions are intended to be among the statements that identify forward-looking statements. Our results may differ significantly from the results discussed in the forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to our dependence on our ability to attract and retain skilled managers and other personnel; the intense competition within our industry; the uncertainty of our ability to manage and continue our growth and implement our business strategy; our vulnerability to general economic conditions; accuracy of accounting and other estimates; our future financial and operating results, cash needs and demand for services; and our ability to maintain and comply with permits and licenses; as well as other risk factors described in this Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected. We undertake no obligation to update these forward-looking statements.

As used in this Form 10-Q, “we,” “us,” and “our” refer to Enerpulse Technologies, Inc. and its wholly-owned subsidiary, Enerpulse, Inc., which is collectively referred to as the “Company.”

Overview

We were incorporated in the State of Nevada on May 3, 2010 under the name “SMSA Katy Acquisition Corp.” to effect the reincorporation of Senior Management Services of Katy, Inc., or SMSA Katy, a Texas corporation from Texas to Nevada (which was completed by a merger of Senior Management Services of Katy, Inc. into SMSA Katy on May 12, 2010) as part of the implementation of a Chapter 11 reorganization plan of SMSA Katy and its affiliated companies, or the SMS Companies. On January 17, 2007 the SMS Companies filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. On August 1, 2007, the bankruptcy court confirmed the First Amended, Modified Chapter 11 Plan (the "Plan"), as presented by SMS Companies and their creditors. The effective date of the Plan was August 10, 2007.

Halter Financial Group, Inc., participated with SMS Companies and their creditors in structuring the Plan. As part of the Plan, Halter Financial Group, Inc. provided $115,000 to be used to pay professional fees associated with the Plan confirmation process. Halter Financial Group, Inc. was granted an option to be repaid through the issuance of equity securities in 23 of the SMS Companies, including SMSA Katy.

Halter Financial Group, Inc. exercised the option, and as provided in the Plan, 80% of our outstanding common stock, or 400,000 shares, was issued to Halter Financial Group, Inc. in satisfaction of Halter Financial Group, Inc.’s administrative claims. The remaining 20% of our outstanding common stock, or 100,016 shares, was issued to 566 holders of unsecured debt. The 500,016 shares were issued pursuant to Section 1145 of the Bankruptcy Code. As further consideration for the issuance of the 400,000 Plan Shares to Halter Financial Group, Inc., the Plan required Halter Financial Group, Inc. to assist us in identifying a potential merger or acquisition candidate, to provide for the payment of our ongoing operating expenses and to provide us, at no cost, with consulting services, including assisting us with formulating the structure of any proposed merger or acquisition.

We were subject to the jurisdiction of the bankruptcy court until we consummated a stock purchase transaction with Matthew C. Lipton in May 2012. Since we timely consummated a merger or acquisition, we filed a certificate of compliance with the bankruptcy court which stated that the requirements of the Plan had been met, resulting in the discharge to be deemed granted. Thereafter, the post discharge injunction provisions set forth in the Plan and the confirmation order became effective.

We currently conduct our operations primarily through our wholly-owned subsidiary, Enerpulse, Inc. (Enerpulse). We completed a reverse acquisition on September 4, 2013 with Enerpulse, when our wholly-owned subsidiary, Enerpulse Merger Sub, Inc., merged with and into Enerpulse, which is referred to as the Merger. Effective October 4, 2013, we changed our name to Enerpulse Technologies, Inc.

The Merger was accounted for as a reverse acquisition and a recapitalization. Enerpulse is the acquirer for accounting purposes and Enerpulse Technologies, Inc. is treated as the acquired company. Accordingly, as of the date of the Merger, Enerpulse’s historical financial statements for the periods prior to the acquisition became those of L2 MDC retroactively restated for, and give effect to, the number of shares received in the Merger. Enerpulse’s accumulated deficit was carried forward after the acquisition.

Enerpulse was originally incorporated under the laws of the State of New Mexico in 1998 under the name “Combustion Technology Products, Corp.” On January 20, 2004, Combustion Technology Products, Corp. changed its name to Enerpulse, Inc., merged with Enerpulse, Inc. a Delaware corporation, and became a Delaware corporation.

We designed, developed and commercialized a capacitor-based Precise Combustion Ignition (PCI) technology for use in the automotive original equipment manufacturer (OEM) market and the automotive aftermarket. Our PCI technology, found in Enerpulse’s Pulstar ® units, fits directly into existing internal combustion (IC) engine systems and fuel delivery infrastructures. Unlike other solutions utilizing electric and/or hybrid propulsion systems, our technology does not rely on massive changes to vehicle drive systems or fuel or power infrastructures for its success. Our PCI technology is ready for immediate deployment into existing vehicles (aftermarket) and the vast majority of new vehicles being produced around the world (OEM).

Recent Events

None.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant items subject to such estimates and assumptions include the valuation of certain long-lived assets, useful lives of property and equipment and intangible assets, share-based compensation, valuation allowances for accounts receivable and deferred income tax assets and exposure to warranty and other contingent liabilities. Actual results may differ from these estimates.

There have been no material changes to our critical accounting policies and estimates discussed in our Current Reports on Form 8-K and Form 8-K/A previously filed with the Securities and Exchange Commission (SEC) September 10, 2013 and October 18, 2013, respectively, for the fiscal year ended December 31, 2012. We believe that the following accounting policy is the most critical to aid you in fully understanding and evaluating this management’s discussion and analysis of financial condition and results of operations.

Revenue Recognition

We generate revenue from the sale of our aftermarket product Pulstar® and our automotive OEM and Gas PCI technology. Revenue is recognized in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) subtopic 605-10, “Revenue” (ASC 605-10) which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured. With regard to the sale of products, delivery is not considered to have occurred, and, therefore, no revenues are recognized, until the customer has taken title to the products and assumed the risks and rewards of ownership of the products specified in the purchase order or sales agreement. This generally occurs upon shipment to the customer. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related revenue is recorded.

Recent Accounting Pronouncements

We are an “emerging growth company,” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards, and delay compliance with new or revised accounting standards until those standards are applicable to private companies. However, we have chosen to opt out of any extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable. See Note 2 to our unaudited consolidated financial statements for a discussion of recent accounting standards.

Results of Operations

Three Months Ended September 30, 2013, Compared with Three Months Ended September 30, 2012

Sales

Our sales decreased by 44.6% from $184 thousand for the three months ended September 30, 2012 to $102 thousand for the three months ended September 30, 2013 as a result of fewer stocking orders by “big-box” automotive retailers. This was due to our business decision to allocate more funding to automotive OEM business development activities rather than to further expansion of automotive aftermarket distribution. In addition, during the four months from June 2013 through September 2013, our sales team was furloughed.

Cost of Sales

Our cost of sales decreased by 21.9% from $105 thousand for the three months ended September 30, 2012 to $82 thousand for the three months ended September 30, 2013, primarily due to the corresponding decrease in sales offset by lower manufacturing yields due to a transition to new component suppliers and implementation of more stringent production control testing.

Gross Profit

Our gross profit decreased by 75% from $80 thousand for the three months ended September 30, 2012 to $20 thousand for the three months ended September 30, 2013 as a result of the decrease in sales offset by a decrease in cost of sales. The gross profit margin was 19.6% for the three months ended September 30, 2013, which is lower than that of 43.5% for the three months ended September 30, 2012, due primarily to increased cost of sales due to higher scrap from additional end of line testing protocols and transition to new components. Subsequent to the period ended September 30, 2013, yields have moved back to normal range with improved profitability.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased by 130.3% from $511 thousand for the three months ended September 30, 2012 to $1,177 million for the three months ended September 30, 2013, as a result of an increase in advertising expense, third party testing, and staffing cost associated with new technical position hires.

Other Expense

Other expense increased to $479 thousand for the three months ended September 30, 2013 from $273 thousand for the three months ended September 30, 2012. The increase in other expense is primarily related to the warrant and beneficial conversion feature associated with the $1.75 million convertible note payable issued in August 2013.

Net Loss and Loss Per Share

For the three months ended September 30, 2013, we had a net loss of $1,636 million as compared to $704 thousand for the three months ended September 30, 2012. The increase in net loss for the three months ended September 30, 2013, was primarily related to product and business development activities and costs associated with the infrastructure necessary to support our operations. Loss per share, both basic and diluted, for the three months ended September 30, 2013 and 2012, was $0.20 and $0.12 per share, respectively.

Nine Months Ended September 30, 2013, Compared with Nine Months Ended September 30, 2012

Sales

Our sales decreased by 38.1% from $611 thousand for the nine months ended September 30, 2012 to $378 thousand for the nine months ended September 30, 2013, as a result of fewer stocking orders by “big-box” automotive retailers. This was due to our business decision to allocate more funding to automotive OEM business development activities rather than to further expansion of automotive aftermarket distribution. In addition, during the four months from June 2013 through September 2013, our sales team was furloughed.

Cost of Sales

Our cost of sales decreased by 16.0% from $343 thousand for the nine months ended September 30, 2012 to $288 thousand for the nine months ended September 30, 2013, primarily due to the corresponding decrease in sales offset by lower manufacturing yields due to a transition to new component suppliers and implementation of more stringent production control testing.

Gross Profit

Our gross profit decreased by 66.3% from $267 thousand for the nine months ended September 30, 2012 to $90 thousand for the nine months ended September 30, 2013 as a result of the decrease in sales and increase in cost of sales. The gross profit margin was 23.8% for the nine months ended September 30, 2013, which is lower than that of 43.7% for the nine months ended September 30, 2012, due primarily to increased cost of sales due to higher scrap from additional end of line testing protocols and transition to new components. Subsequent to the period ended September 30, 2013, yields have moved back to normal range with improved profitability.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased by 54.8% from $1,731 million for the nine months ended September 30, 2012 to $2,679 million for the nine months ended September 30, 2013 as a result of an increase in advertising expense, third party testing, and staffing cost associated with new technical position hires.

Other Income Expense

Other expense increased to $491 thousand for the nine months ended September 30, 2013 from $287 thousand for the nine months ended September 30, 2012. The increase in other expense is primarily related to the warrant and beneficial conversion feature associated with the $1.75 million convertible note payable issued in August 2013.

Net Loss and Loss per Share

For the nine months ended September 30, 2013, we had a net loss of $3,080 million as compared to $1,750 million for the nine months ended September 30, 2012. The increase in 2013 primarily related to product and business development activities and costs associated with the infrastructure necessary to support our operations, combined with a decrease in sales. Loss per share, both basic and diluted, for the nine months ended September 30, 2013 and 2012, was $0.40 and $0.29 per share, respectively.

Liquidity and Capital Resources

As of September 30, 2013, we had cash and cash equivalents on hand of $1,105,991 and positive working capital of $956,223. We believe that our cash and cash equivalents on hand and working capital will not be sufficient to meet our anticipated cash requirements for the next 12 months. To date, our working capital has been a combination of private investments, stockholder capital contributions, and advances through promissory notes.

Net cash used by operating activities was $2,329,681 and $1,360,265, respectively, for the nine months ended September 30, 2013 and 2012. The increase is mainly attributable to an increase in net loss of $1,330,223, offset by an increase in non-cash reconciling items of $189,612 primarily related to the amortization of warrants and a beneficial conversion feature, and increase in other of $130,169 due primarily to deposits on a research and development test program that was completed and component raw materials received during the nine months ended September 30, 2013.

Cash used in investing activities was $43,700 and $114,407 for the nine months ended September 30, 2013 and 2012, respectively, consisting of the purchase of equipment and intellectual property, offset by proceeds from sale of equipment during the nine months ended September 30, 2013.

Cash provided by financing activities was $2,362,502 and $679,155 for the nine months ended September 30, 2013 and 2012, respectively. During the nine months ended September 30, 2013, we received cash from the issuance of common stock in the amount of $1,010,000, secured a convertible note for $1,750,000, and made repayments on debt of $397,498.

Our cash position decreased by $10,879 for the nine months ended September 30, 2013, compared to a decrease of $795,517 for the nine months ended September 30, 2012, for the reasons described above.

As of September 30, 2013, we had outstanding notes payable totaling $166,284, of which none is classified as short-term. Interest expense incurred on all debt was $504,856 and $286,869 for the nine months ended September 30, 2013 and 2012, respectively.

In October 2012, we entered into a financing agreement to raise $3,260,000 in two tranches through the sale of shares of our stock at $2.22 per share and warrants to purchase one share of our common stock with an exercise price of $2.66 per share. As of December 31, 2012, we had received $2,250,000. During the nine months ended September 30, 2013, we received an additional $1,010,000 under this private placement and issued warrants to purchase 734,452 shares of common stock.

We will be seeking capital to execute our business plan and reach positive cash flow from operations. Our base monthly expenses total approximately $250,000, but this is expected to increase to approximately $400,000 in 2014. In order to successfully execute our business plan, including the planned development and marketing of current products, an additional $8 million to $10 million will be required in long-term financing which will be used for hiring additional personnel, inventory buildup, product development, third party testing and marketing efforts.

We generated minimal revenue in the automotive aftermarket and therefore we do not internally generate adequate cash flows to support our existing operations. Moreover, the historical and existing capital structure is not adequate to fund our planned growth. Our current cash requirements are significant due to the planned development of new products for the natural gas and vehicular OEM markets, marketing of our current aftermarket products, and increased staffing in order to execute our planned strategy. We anticipate generating losses through 2013 and into 2014, but believe the natural gas and aftermarket product lines can break even in late 2014. We anticipate that we will be able to raise sufficient amounts of working capital in the near term through debt or equity offerings as may be required to meet short-term obligations, including by issuing additional common stock through a public offering. There can be no assurance that we will be successful in procuring the financing we are seeking, or on terms that are favorable to us, but we have engaged Roth Capital Partners, LLC to assist in the capital raising process. Future cash flows are subject to a number of variables, including the level of production, economic conditions and maintaining cost controls. There can be no assurance that operations and other capital resources will provide cash sufficient to maintain planned or future levels of capital expenditures.

To meet future objectives, we will need to meet revenue targets and sell additional equity and debt securities, which most likely will result in dilution to our current stockholders. We may also seek additional loans where the incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict operations. Any failure to raise additional funds on terms favorable to us, or at all, could limit our ability to expand business operations and could harm overall business prospects. In addition, we cannot be assured of profitability in the future.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following table summarizes our contractual obligations and the effect these obligations are currently expected to have on our liquidity and cash flow in future periods, over the periods shown:

	Payments due by Period
	Less than	One to	Three to	More Than
	One Year	Three Years	Five Years	Five Years	Total
Operating lease obligations	$18,750	$-	$-	$-	$18,750
Long-term debt obligations	-	171,323	-	-	171,323
Capital lease obligations	9,456	11,820	-	-	21,276
TOTAL	$28,206	$183,143	$-	$-	$211, 349

The above table outlines our obligations as of September 30, 2013 and does not reflect any changes in its obligations that have occurred after that date. Long-term debt in the three to five years column includes an interest component based on the terms of the note, which is based on the Federal Funds rate as of January 1 st of each year.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this disclosure.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As of the end of the period covered by this Report, management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2013 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim consolidated financial statements will not be prevented or detected on a timely basis.

In performing the above-referenced assessment, our management identified the following material weaknesses:

i)	We have insufficient systems, procedures, and accounting personnel in place to ensure effective segregation of duties.
ii)	We have a lack of the appropriate technical resources in place to properly evaluate non-routine, complex transactions in accordance with generally accepted accounting principles.

Our management feels the weaknesses identified above have not had any material effect on our financial results. However, the Company has taken steps to mitigate these risks including implementing a plan to improve the segregation of the duties of our accounting staff and hiring additional internal staff and/or outside consultants experienced in financial reporting as well as in SEC reporting requirements. Additionally, we are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the near term, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses. Due to the size and operations of the Company we are unable to remediate these deficiencies until fiscal year 2014.

Our management team will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 15, 2013, Enerpulse filed a complaint against Federal-Mogul WorldWide, Inc. and Federal Mogul Corporation, or Federal-Mogul, in Second Judicial District Court, County of Bernalillo, New Mexico alleging Federal-Mogul’s misappropriation of trade secrets disclosed to them under a confidentiality agreement and seeking monetary damages in an unspecified amount, exemplary damages, reasonable attorney’s fees, assignment of any patents (including foreign patents) and pending patent applications based on Enerpulse’s trade secrets and an injunction against Federal-Mogul for any continued use or disclosure of the trade secrets and any representations to third parties by Federal-Mogul regarding its ownership of the trade secrets. On October 10, 2013, we entered into a settlement agreement with Federal-Mogul which provides that Federal-Mogul transfer a 50% ownership interest to an invention known as “Metallic Insulator Coating for High Capacity Spark Plug” to us in exchange for our agreement to withdraw our lawsuit against Federal-Mogul. The agreement also includes an assignment of 50% of current and future patent applications and patents in the United States and all foreign countries relating to this invention.

ITEM 1A. RISK FACTORS

You should consider carefully the risks described below, together with all of the other information included in this Report, and in our other filings with the SEC, before deciding whether to invest in or continue to hold our common stock. The risks described below are all material risks currently known, expected or reasonably foreseeable by us. If any of these risks actually occurs, our business, financial condition, results of operations or cash flow could be seriously harmed. This could cause the trading price of our common stock to decline, resulting in a loss of all or part of your investment.

Risks Relating to Our Business

We have a history of losses and may continue to incur losses in the future.

We have a history of losses and may continue to incur losses in the future, which could negatively impact the trading value of our common stock. Specifically, we expect to sustain losses in the next few years due to expenses relating to research and development and testing activities incurred in the development of the automotive OEM business. We may continue to incur operating losses in future periods. These losses may increase and we may never achieve or sustain profitability on a quarterly or annual basis in the future for a variety of reasons, including increased competition, decreased growth in the automotive industry and other factors described elsewhere in this “Risk Factors” section.

Further, we may incur significant losses in the future due to unforeseen expenses, difficulties, complications and delays and other unknown events. If we cannot continue as a going concern, our stockholders may lose their entire investment.

We anticipate that our cash on hand will be insufficient to fund our plan of operations for the next 12 months and if we are unable to raise additional capital, our business may fail and stockholders may lose their entire investment.

As of September 30, 2013, we had cash and cash equivalents of $1,105,991 which we believe will not be sufficient to meet our anticipated capital requirements for the next twelve months. Specifically, we anticipate that our existing capital resources will enable us to continue operations through the first quarter of 2014. If we fail to raise additional capital through the public offering of shares contemplated in our registration statement on Form S-1 filed on September 30, 2013, as amended, obtain additional financing from other sources, including from sales revenues, loans or private investments, we may be required to change our planned business strategies. If we are unable to obtain adequate financing, we may not be able to successfully develop and market our products and services. As a result, we would need to curtail business operations, which would have a material negative effect on operating results, the value of our outstanding stock is likely to fall, and our business may fail, causing our stockholders to lose their entire investment.

Because we may never earn significant revenues from our operations, our business may fail and investors may lose all of their investment in our Company.

We have a history of limited revenues from operations. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. If our business plan is not successful and we are not able to operate profitably, then our stock may become worthless and investors may lose all of their investment in our company.

Prior to achieving broad acceptance and distribution for our products, we anticipate that we will incur increased operating expenses without realizing any significant revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the sale of our products in the future, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide no assurance that we will generate sufficient revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will fail and investors may lose all of their investment in our company.

In the course of preparing our financial statements for the years ended December 31, 2012 and 2011, material weaknesses in our internal control over financial reporting were noted. We expect to incur extra costs in implementing measures to address such weaknesses. If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential investors could lose confidence in our financial reporting, which could harm our business and have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to annually furnish a report by our management on our internal control over financial reporting. Such report must contain, among other matters, an assessment by our principal executive officer and our principal financial officer on the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective as of the end of our fiscal year. This assessment must include disclosure of any material weakness in our internal control over financial reporting identified by management. We have historically had a small internal accounting and finance staff. This lack of adequate accounting resources has resulted in the identification of material weaknesses in our internal controls over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

In connection with the audit of our financial statements for the years ended December 31, 2012 and 2011, our management team identified material weaknesses relating to (i) insufficient systems, procedures, and accounting personnel in place to ensure effective segregation of duties, and (ii) lack of the appropriate technical resources in place to properly evaluate non-routine, complex transactions in accordance with generally accepted accounting principles. We have taken steps, including implementing a plan to improve the segregation of the duties of our accounting staff and hiring additional internal staff and/or outside consultants experienced in financial reporting as well as in SEC reporting requirements. In addition, we plan to continue to take additional steps to seek to remediate these material weaknesses. If we do not successfully remediate the material weaknesses described above, or if other material weaknesses or other deficiencies arise in the future, we may be unable to accurately report our financial results on a timely basis, which could cause our reported financial results to be materially misstated and require restatement which could result in the loss of investor confidence and/or cause the market price of our common stock to decline.

If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We maintain a system of internal control over financial reporting, which is defined as a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

As a public company, we will have significant additional requirements for enhanced financial reporting and internal controls. We will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting, and, if we become an accelerated filer, a report by our independent registered public accounting firm would be required. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.

We cannot assure you that we will not identify areas requiring improvement in our internal control over financial reporting. We cannot assure you that the measures we may take to remediate any areas in need of improvement will be successful or that we will implement and maintain adequate controls over our financial processes and reporting in the future as we continue our growth. If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our common stock.

Our future is dependent upon our ability to obtain financing. If we do not obtain such financing, we may have to cease our activities and investors could lose their entire investment.

There is no assurance that we will operate profitably or generate positive cash flow in the future. We will require additional financing in order to proceed with the manufacture and distribution of our products, including our Pulstar® pulse plugs. We will also need more funds if the costs of the development and operation of our existing technologies are greater than we have anticipated. We will also require additional financing to sustain our business operations if we are not successful in increasing revenues. We may not be able to obtain financing on commercially reasonable terms or terms that are acceptable to us when it is required, or at all. Our future is dependent upon our ability to obtain financing. If we do not obtain such financing, our business could fail and investors could lose their entire investment.

If adequate funds are not available, we could be forced to discontinue product development and reduce or forego attractive business opportunities. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. In addition, debt financing, if available, may involve restrictive covenants. We may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. Our access to the financial markets and the pricing and terms we receive in the financial markets could be adversely impacted by various factors, including changes in financial markets and interest rates.

Our forecasts regarding the sufficiency of our financial resources to support our current and planned operations are forward-looking statements and involve significant risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

Our operating results may fluctuate due to factors that are difficult to forecast and not within our control.

Our past operating results may not be accurate indicators of future performance, and you should not rely on such results to predict our future performance. Our operating results have fluctuated significantly in the past, and could fluctuate in the future. Factors that may contribute to fluctuations include:

•	changes in aggregate capital spending, cyclicality and other economic conditions, or domestic and international demand in the industries we serve;

•	our ability to effectively manage our working capital;

•	our ability to satisfy consumer demands in a timely and cost-effective manner;

•	pricing and availability of labor and materials;

•	our inability to adjust certain fixed costs and expenses for changes in demand;

•	shifts in geographic concentration of customers, supplies and labor pools; and

•	seasonal fluctuations in demand and our revenue.

If we are unable to adequately control the costs associated with operating our business, including our costs of sales and materials, our business, financial condition, operating results and prospects will suffer.

If we are unable to maintain a sufficiently low level of costs for designing, manufacturing, marketing, selling and distributing our products relative to their selling prices, our operating results, gross margins, business and prospects could be materially and adversely impacted. We have made, and will be required to continue to make, significant investments for the design and sales of our products and technologies. There can be no assurances that our costs of producing and delivering our products will be less than the revenue we generate from sales or that we will achieve our expected gross margins.

We may be required to incur substantial marketing costs and expenses to promote our products. If we are unable to keep our operating costs aligned with the level of revenues we generate, our operating results, business and prospects will be harmed.

We rely on independent distributors for a substantial portion of our sales.

We rely upon sales made by or through non-affiliated distributors to customers. Sales through distributors accounted for 92% of our net sales during 2012. The loss of, or business disruption at, one or more of these distributors may harm our business. If we are required to obtain additional or alternative distribution agreements or arrangements in the future, we cannot be certain that we will be able to do so on satisfactory terms or in a timely manner. Our inability to enter into satisfactory distribution agreements may inhibit our ability to implement our business plan or to establish markets necessary to expand the distribution of our products successfully.

We derive a significant portion of our revenue from a few customers and the loss of one of these customers, or a reduction in their demand for our services, could adversely affect our business, financial condition, results of operations and prospects.

Our customer base is highly concentrated. One or a few customers have represented a substantial portion of our consolidated revenues and gross profits in any one year or over a period of several consecutive years. For both the three months and nine months ended September 30, 2013 and 2012, three and two customers, respectively, individually accounted for more than 10% of sales. As of September 30, 2013 and December 31, 2012, one and two customers, respectively, individually accounted for more than 10% of accounts receivable. A limited number of customers may continue to comprise a substantial portion of our revenue for the foreseeable future. We could lose business from a significant customer for a variety of reasons, including:

•	the consolidation, merger or acquisition of an existing customer, resulting in a change in procurement strategies employed by the surviving entity that could reduce the amount of orders we receive;

•	our performance on individual relationships with one or more significant customers are impaired due to another reason, which may cause us to lose future business with such customers and, as a result, our ability to generate income would be adversely impacted; and

•	the strength of our professional reputation.

We do not have contracts in the aftermarket. The customer business relationship is based on mutual benefits to both parties. Either party may terminate the relationship without cause which could impair our business, financial condition, results of operations and prospects.

We may not be able to persuade potential customers of the merits of our products and justify their costs to increase our sales.

Because of technology in our pulse plug products, we have been, and will continue to be, required to educate potential customers and demonstrate that the merits of such products justify the costs associated with such products. We have relied on, and will continue to rely on, automobile manufacturers and manufacturers in other industries and their dealer networks to market our products. The success of any such relationship will depend in part on the other party’s own competitive, marketing and strategic considerations, including the relative advantages of alternative products being developed and/or marketed by any such party. There can be no assurance that we will be able to continue to market our products successfully so as to generate meaningful product sales increases or to continue at existing sales volumes.

We depend on intellectual property and the failure to protect our intellectual property could adversely affect our future growth and success.

We rely on patent, trademark, trade secret protection, and confidentiality and other agreements with employees, customers, partners and others to protect our intellectual property. Because of rapid technological developments in the automotive industry and the competitive nature of the market, the patent position of any component manufacturer is subject to uncertainties and may involve complex legal and factual issues. Consequently, although we own certain patents, and are currently processing several additional patent applications, we do not know whether any patents will be issued from these pending or future patent applications or whether the scope of the issued patents is sufficiently broad to protect our technologies or processes. There can be no assurance that others will not independently develop similar products or will not design around any patents that have been or may be issued to us. The failure to obtain patents in certain foreign countries may materially adversely affect our ability to compete effectively in those international markets.

Moreover, patent applications and issued patents may be challenged or invalidated. We could incur substantial costs in prosecuting or defending patent infringement suits. Furthermore, the laws of some foreign countries may not protect intellectual property rights to the same extent as do the laws of the United States.

The patents protecting our proprietary technologies expire after a period of time. Currently, our patents have expiration dates ranging from 2018 through 2029. If we are not successful in protecting our proprietary technology, it could have a material adverse effect on our business, financial condition and results of operations.

There can be no assurance that we will be successful in protecting our proprietary rights. For example, from time to time we may become aware of competing technologies employed by third parties that may be covered by one or more of our patents. In such situations, we may seek to grant licenses to such third parties or seek to stop the infringement, including through the threat of legal action. There is no assurance that we would be successful in negotiating a license agreement on favorable terms, if at all, or able to stop the infringement. Any infringement upon our intellectual property rights could have an adverse effect on our ability to develop and sell commercially competitive systems and components.

If third parties claim that our products infringe upon their intellectual property rights, we may be forced to expend significant financial resources and management time litigating such claims and our operating results could suffer.

Third parties may claim that our products and systems infringe upon third-party patents and other intellectual property rights. These parties could bring legal actions against us claiming damages and seeking to enjoin manufacturing and marketing of our products for allegedly conflicting with patents held by them.

Identifying third-party patent rights can be particularly difficult, notably because patent applications are generally not published until up to 18 months after their filing dates. If a competitor were to challenge our patents, or assert that our products or processes infringe their patent or other intellectual property rights, we could incur substantial litigation costs, be forced to make expensive product modifications, pay substantial damages or even be forced to cease some operations. If any such actions are successful, in addition to any potential liability for damages, we could be required to obtain a license in order to continue to manufacture or market the affected products. There can be no assurance that we would prevail in any such action or that any license required under any such patent would be made available on acceptable terms, if at all. Failure to obtain needed patents, licenses or proprietary information held by others may have a material adverse effect on our business.

Third-party infringement claims, regardless of their outcome, would not only drain financial resources but also divert the time and effort of management and could result in customers or potential customers deferring or limiting their purchase or use of the affected products or services until resolution of the litigation.

The disruption or loss of relationships with vendors and suppliers for the components of our products could materially adversely affect our business.

Our ability to manufacture and market our products successfully is dependent on relationships with both third party vendors and suppliers. We rely on various vendors and suppliers for the components of our products and procure these components through purchase orders, with no guaranteed supply arrangements. Certain components are only available from a limited number of suppliers.

Our inability to obtain sufficient quantities of these components, if and as required in the future, may subject us to:

•	delays in delivery or shortages in components that could interrupt and delay manufacturing and result in cancellations of orders for our products;

•	increased component prices and supply delays as we establish alternative suppliers;

•	inability to develop alternative sources for product components;

•	required modifications of our products, which may cause delays in product shipments, increased manufacturing costs, and increased product prices; and

•	increased inventory costs as we hold more inventory than we otherwise might in order to avoid problems from shortages or discontinuance, which may result in write-offs if we are unable to use all such products in the future.

The loss of any significant supplier, in the absence of a timely and satisfactory alternative arrangement, or an inability to obtain essential components on reasonable terms or at all, could materially adversely affect our business, operations and cash flows.

Loss of any of our executive officers or key employees and our failure to attract and retain qualified personnel, will harm the ability of the business to grow.

Our success depends, in part, on our ability to retain current key personnel, attract and retain future key personnel, additional qualified management, marketing, scientific, and engineering personnel, and develop and maintain relationships with other outside consultants. Competition for qualified management, technical, sales and marketing employees is intense. In addition, some employees might leave our company and go to work for competitors.

If we lose any of our executive officers or key employees, including Joseph E. Gonnella, Louis S. Camilli and Bryan C. Templeton, which have many years of experience with us and within the automotive industry and other manufacturing industries, or are unable to recruit qualified personnel, our ability to manage the day-to-day aspects of our business may be materially adversely affected. We do not currently maintain “key person” life insurance on any of our executives or employees. Our senior management and key personnel are all employed on an at-will basis, which means that they could terminate their employment with us at any time, for any reason and without notice. The loss of the services of one or more executive officers or key employees, who also have strong personal ties with our customers and suppliers, could have a material adverse effect on the our business, financial condition and results of operations.

Our operations are subject to hazards that may cause personal injury or property damage, thereby subjecting us to liabilities and possible losses, which may not be covered by insurance.

Our workers are subject to hazards associated with developing, manufacturing and testing our products. In such a case, we may be liable for fines and damages. These operating hazards can cause personal injury and loss of life, damage to or destruction of property, plant and equipment and environmental damage. Even though we believe that the insurance coverage we maintain is in amounts and against the risks that we believe are consistent with industry practice, this insurance may not be adequate to cover all losses or liabilities that we may incur in our operations. To the extent that we experience a material increase in the frequency or severity of accidents or workers’ compensation claims, or unfavorable developments on existing claims, our business, financial condition, results of operations and prospects could be adversely affected.

The Occupational Safety and Health Act of 1970, as amended, or OSHA, establishes certain employer responsibilities, including the maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by the Occupational Health and Safety and Health Administration and various recordkeeping, disclosure and procedural requirements. While we have invested, and will continue to invest, substantial resources in occupational health and safety programs, serious accidents or violations of OSHA rules may subject us to substantial penalties, civil litigation or criminal prosecution, which could adversely affect our business, financial condition, results of operations and prospects.

Any liability for damages resulting from technical faults or failures of our products could be substantial and could materially adversely affect our business and results of operations.

Our products are integrated into goods used by consumers and therefore a malfunction or the inadequate design of our products could result in product liability claims. Any liability for damages resulting from technical faults or failures could be substantial and could materially adversely affect our business and results of operations. In addition, a well-publicized actual or perceived problem could adversely affect the market’s perception of our products, which would materially impact our financial condition and operating results.

A significant product liability lawsuit, warranty claim or product recall involving us or one of our major customers could adversely affect our financial performance.

In the event that our products fail to perform as expected, whether allegedly due to our fault, and such failure results in, or is alleged to result in, bodily injury and/or property damage or other losses, we may be subject to product liability lawsuits and other claims. If available, product liability insurance generally is expensive. While we presently have product liability coverage at amounts we currently consider adequate, there can be no assurance that we will be able to obtain or maintain such insurance on acceptable terms with respect to other products we may develop, or that any insurance will provide adequate protection against any potential liabilities. In the event of a successful claim against us, a lack or insufficiency of insurance coverage could have a material adverse effect on our business and operations. These types of claims could adversely affect our financial condition, operating results and cash flows.

As an “emerging growth company” under the JOBS Act, we are permitted to rely on exemptions from certain disclosure requirements.

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to and may rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

•	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards as required when they are adopted. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

We will remain an “emerging growth company” until the last day of our fiscal year following the fifth anniversary of the date of our first sale of common equity securities pursuant to an effective registration under the Securities Act, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Until such time, however, we cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Risks Related to Our Industry

The adoption cycle for our automotive products is lengthy and the lengthy cycle impedes growth in our sales.

The adoption cycle in the automotive components industry can be as long as four years or more for products that must be designed into a new vehicle or engine platform, because some companies take that long to design and develop a new vehicle or engine platform. Even when selling parts that are neither safety-critical nor highly integrated into the vehicle, there are still many stages that an automotive supply company must go through before achieving commercial sales. The sales cycle is lengthy because an automobile manufacturer must develop a high degree of assurance that the products it buys will meet customer needs, interface as easily as possible with the other parts of a vehicle and with the automobile manufacturer’s production and assembly process, and have minimal warranty, safety and service problems. As a result, from the time that a manufacturer develops a strong interest in our products, it normally will take several years before our products are available to consumers in that manufacturer’s vehicles.

In the automotive components industry, products typically proceed through five stages of research and development. Initial research on the product concept comes first, to assess its technical feasibility and economic costs and benefits. This stage often includes development of an internal prototype for the component supplier’s own evaluation. If the product appears feasible, the component supplier manufactures a functioning prototype to demonstrate and test the product’s features. These prototypes are then marketed and sold to automotive companies for testing and evaluation. If an automobile manufacturer shows interest in the product, it typically works with the component supplier to refine the product, then purchases second and subsequent generation engineering prototypes for further evaluation. Finally, the automobile manufacturer either decides to purchase the component for a production vehicle or terminates the program.

The time required to progress through these five stages to commercialization varies widely. Generally, the more a component must be integrated with other vehicle systems, the longer the process takes. Further, products that are installed by the factory usually require extra time for evaluation because other vehicle systems are affected, and a decision to introduce the product into the vehicle is not easily reversed. Because our products are a factory-installed item, the process may take a significant amount of time to commercialization.

Other pulse plug products that we develop are also likely to have a lengthy sales cycle. Because such technology is new and evolving, and because customers will likely require that any new product we develop pass certain feasibility and economic viability tests before committing to purchase, it is expected that any new products we develop will take some years before they are sold to automotive customers.

The automotive industry is subject to intense competition and our current automotive products may be rendered obsolete by future technological developments in the industry.

We operate in an extremely competitive industry, driven by global vehicle production volumes and part replacement trends. Business is typically awarded to the supplier offering the most favorable combination of cost, quality, technology and service. Many of our competitors are substantially larger in size and have substantially greater financial, marketing and other resources than we do. Some of our competitors have already achieved greater market penetration than we have in the markets in which we compete, and some have greater financial and other resources than we do. A number of national companies in our industry are larger than we are and, if they so desire, could establish a presence in our markets and compete with us for contracts. As a result of this competition, we may need to accept lower contract margins in order to compete against competitors that have the ability to accept awards at lower prices or have a pre-existing relationship with a customer.

Competitors are promoting ignition systems that may compete with our products. Competition extends to attracting and retaining qualified technical and marketing personnel. There can be no assurance that we will successfully differentiate our products from those of our competitors, that the marketplace will consider our current or proposed products to be superior or even comparable to those of our competitors, or that we can succeed in establishing new or maintaining existing relationships with automobile manufacturers. Furthermore, no assurance can be given that competitive pressures we face will not adversely affect our financial performance.

Due to the rapid pace of technological change, as with any technology-based product, our products may even be rendered obsolete by future developments in the industry. Our competitive position would be adversely affected if we were unable to anticipate such future developments and obtain access to the new technology.

Adverse conditions in the automotive market may adversely affect future demand for our products.

Part of our revenues is tied to global OEM automobile sales, production levels, and independent aftermarket parts replacement activity. The OEM market is characterized by short-term volatility, with overall expected long-term growth in global vehicle sales and production. Automotive production in the local markets we serve can be affected by macro-economic factors such as interest rates, fuel prices, consumer confidence, employment trends, regulatory and legislative oversight requirements and trade agreements. A variation in the level of automobile production would affect not only our expected future sales to OEM customers but, depending on the reasons for the change, could impact demand from aftermarket customers. Our results of operations and financial condition could be adversely affected if we fail to respond in a timely and appropriate manner to changes in the demand for our products.

We may become subject to pricing pressure from our automotive OEM customers, which could adversely affect our earnings.

There is substantial and continuing pressure from automotive OEMs to reduce the prices they pay to suppliers. Virtually all OEMs have aggressive price reduction initiatives that they impose upon their suppliers, and such actions are expected to continue in the future. Since suppliers' prices cannot increase, suppliers must be able to reduce their operating costs in order to maintain profitability.

To the extent we are successful in expanding our business to provide products to automotive OEMs, we will be subject to this pricing pressure from the OEMs. If we are unable to offset customer price reductions that may be required by the automotive OEMs through improved operating efficiencies, new manufacturing processes, sourcing alternatives, technology enhancements and other cost reduction initiatives, our results of operations and financial condition would be adversely affected.

Because many of the largest automotive manufacturers are located in foreign countries, our business may be subject to the risks associated with foreign sales.

Many of the world’s largest automotive manufacturers are located in foreign countries. Accordingly, if these automotive OEMs become our customers our business may be subject to many of the risks of international operations, including governmental controls, tariff restrictions, foreign currency fluctuations and currency control regulations. No assurance can be given that future contracts will be honored by our foreign suppliers or customers.

Risks Related to Our Common Stock

There is not now, and there may not ever be, an active market for our common stock.

Although our common stock is quoted on the OTCQB, an over-the-counter quotation system, there has been no public trading of our common stock. We currently do not have a market maker for our stock. If a trading market does not develop, purchasers of our securities may have difficulty selling their shares.

If a public trading market for our stock does develop, the price at which our common stock may trade may be volatile and we expect that it may fluctuate significantly in response to various factors, many of which are beyond our control. The stock market in general, and securities of small-cap or micro-cap companies driven by novel technologies in particular, has experienced extreme price and volume fluctuations in recent years. Continued market fluctuations could result in volatility in the price at which our common stock may trade, which could cause its value to decline. To the extent we seek to raise capital in the future through the issuance of equity, those efforts could be limited or hindered by low and/or volatile market prices for our common stock.

We do not now, and are not expected to in the foreseeable future, meet the initial listing standards of the Nasdaq Stock Market or any other national securities exchange. We presently anticipate that our common stock will continue to be quoted on the OTCQB or another over-the-counter quotation system. In those venues, our stockholders may find it difficult to obtain accurate quotations as to the market value of their shares of our common stock, and may find few buyers to purchase their stock and few market makers to support its price.

A more active market for our common stock may never develop. As a result, investors must bear the economic risk of holding their shares of our common stock for an indefinite period of time.

Our common stock is a “penny stock.”

The SEC has adopted regulations that generally define “penny stock” as an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is, and is expected to continue to be in the near term, less than $5.00 per share and is therefore a “penny stock.” Brokers and dealers effecting transactions in “penny stock” must disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. Those rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of our stockholders to sell their shares of our common stock. In addition, if our common stock continues to be quoted on the OTCBB as we expect, then our stockholders may find it difficult to obtain accurate quotations for our stock, and may find few buyers to purchase our stock and few market makers to support its price.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA has indicated its belief that there is a high probability that speculative low priced securities will not be suitable for at least some customers. These FINRA requirements make it more difficult for broker-dealers to recommend that at least some of their customers buy our common stock, which may limit the ability of our stockholders to buy and sell our common stock and could have an adverse effect on the market for our shares.

There may be additional risks because the business of Enerpulse went public by means of a reverse merger transaction.

Additional risks may exist because the business of Enerpulse became a public company through a “reverse merger” transaction. Securities analysts of major brokerage firms may not provide coverage of the Company following the Merger because there may be little incentive to brokerage firms to recommend the purchase of our common stock. There may also be increased scrutiny by the SEC and other government agencies and holders of our securities prior to the Merger due to the nature of the transaction, as there has been increased focus on transactions such as the Merger in recent years.

The elimination of monetary liability against our directors and officers under Nevada law and the existence of indemnification rights held by our directors, officers and employees may result in substantial expenditures by the Company and may discourage lawsuits against our directors, officers and employees.

Our Articles of Incorporation eliminates the personal liability of our directors and officers to our Company and our stockholders for damages for breach of fiduciary duty as a director or officer to the extent permissible under Nevada law. Further, our amended and restated bylaws provide that we are obligated to indemnify any of our directors or officers to the fullest extent authorized by the Nevada law and, subject to certain conditions, advance the expenses incurred by any director or officer or director in defending any action, suit or proceeding prior to its final disposition. Those indemnification obligations could result in the Company incurring substantial expenditures to cover the cost of settlement or damage awards against our directors or officers, which we may be unable to recoup. These provisions and resultant costs may also discourage us from bringing a lawsuit against any of our current or former directors or officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise benefit us or our stockholders.

Shares of our common stock that have not been registered under federal securities laws, regardless of whether such shares are restricted or unrestricted, are subject to resale restrictions imposed by Rule 144, including those set forth in Rule 144(i) which apply to a “shell company.” In addition, any shares of our common stock that are held by affiliates, including any received in a registered offering, will be subject to the resale restrictions of Rule 144(i).

Pursuant to Rule 144 (“Rule 144”) of the Securities Act, a “shell company” is defined as a company that has no or nominal operations and either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets. As such, we may be deemed a “shell company” pursuant to Rule 144 prior to the closing of the Merger, and as such, sales of our securities pursuant to Rule 144 are not permitted until a period of at least 12 months has elapsed from the date on which the Current Report on Form 8-K, reflecting our status as a non-“shell company” was filed with the SEC. Therefore, any restricted securities we sell in the future or issue to consultants or employees in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered under the Securities Act and/or until a year after the date of the filing of the Form 8-K, provided that we and the selling stockholders are in compliance with the other requirements of Rule 144. As a result, it will be more difficult for us to raise funding to support our operations through the sale of debt or equity securities unless we agree to register such securities under the Securities Act, which could cause us to expend additional time and cash resources. Further, it may be more difficult for us to compensate our employees and consultants with our securities instead of cash. Our previous status as a “shell company” could also limit our use of our securities to pay for any acquisitions we may seek to pursue in the future (although none are currently planned), which could cause the value of our securities, if any, to decline in value or become worthless. In addition, any shares held by affiliates, including shares received in any registered offering, will be subject to the resale restrictions of Rule 144(i).

We do not intend to pay cash dividends on our capital stock in the foreseeable future.

We have never declared or paid any dividends on our shares and do not anticipate paying any such dividends in the foreseeable future. Any future payment of cash dividends would depend on our financial condition, contractual restrictions, solvency tests imposed by applicable corporate laws, results of operations, anticipated cash requirements and other factors and will be at the discretion of the our Board of Directors. Our stockholders should not expect that we will ever pay cash or other dividends on our outstanding capital stock.

The sale or availability for sale of substantial amounts of our common stock could adversely affect the market price of our common stock.

Sales of substantial amounts of shares of our common stock after the completion of the offering, or the perception that these sales could occur, could adversely affect the market price of our common stock and could impair our future ability to raise capital through common stock offerings.

The exercise of warrants at prices below the market price of our common stock could adversely affect the market price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with acquisitions or in connection with other financing efforts. Any issuance of our common stock that is not made solely to then-existing stockholders proportionate to their interests, such as in the case of a stock dividend or stock split, will result in dilution to each stockholder.

If equity research analysts do not publish research or reports about our business, or if they issue unfavorable commentary or downgrade our common stock, the market price of our common stock will likely decline.

The trading market for our common stock will rely in part on the research and reports that equity research analysts, over whom we have no control, publish about us and our business. We may never obtain research coverage by securities and industry analysts. If no securities or industry analysts commence coverage of our company, the market price for our common stock could decline. In the event we obtain securities or industry analyst coverage, the market price of our common stock could decline if one or more equity analysts downgrade our common stock or if those analysts issue unfavorable commentary, even if it is inaccurate, or cease publishing reports about us or our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

2.1	Agreement and Plan of Merger dated September 4, 2013 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 10, 2013)

3.1(a)	Articles of Incorporation (incorporated by reference to the Registrant’s Registration Statement on Form 10-12G filed on October 27, 2010)

3.1(b)	Certificate of Correction to Articles of Incorporation (incorporated by reference to the Registrant’s Registration Statement on Form 10-12G filed on October 27, 2010)

3.1(c)	Amendment to Articles of Incorporation (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q/A filed on August 21, 2013 for the fiscal quarter ended June 30, 2013)

3.1(d)	Amendment to Articles of Incorporation (incorporated by reference to the Registrant’s Form 8-K filed on October 4, 2013)

3.2	Amended and Restated Bylaws (incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 10, 2013)

4.1	Form of Enerpulse, Inc. Series A Warrants (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 10, 2013)

4.2	Form of Enerpulse, Inc. Series B Warrants (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 10, 2013)

4.3	Form of Enerpulse, Inc. Series C Warrants (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 10, 2013)

4.4	Form of Enerpulse, Inc. Series D Warrants (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 10, 2013)

4.5	Warrant dated December 16, 2011 issued by Enerpulse, Inc. to Louis S. Camilli (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 10, 2013)

4.6	Warrant dated August 16, 2013 issued by Enerpulse, Inc. to Freepoint Commerce Marketing LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 10, 2013)

4.7	Warrant dated December 14, 2011 issued by Enerpulse, Inc. to Silicon Valley Bank (incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on September 20, 2013)

4.8	Warrant dated September 10, 2013 issued by Enerpulse, Inc. to Roth Capital Partners, LLC (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on September 30, 2013)

10.1	Marketing Agreement effective August 16, 2013 by and between Freepoint Commerce Marketing LLC and Enerpulse, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 18, 2013)

10.2	Letter dated April 27, 2012 from Vision Motor Company to Enerpulse, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 10, 2013)

10.3	Executive Employment Agreement between Enerpulse, Inc. and Louis S. Camilli (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 10, 2013)

10.4	Stock Buyout Agreement effective January 20, 2004 by and between Enerpulse, Inc. and Louis S. Camilli (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 10, 2013)

10.5	Enerpulse Technologies, Inc. 2013 Equity Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 10, 2013)

10.6	Form of Restricted Stock Award Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 10, 2013)

10.7	Enerpulse, Inc. 2011 Non-Qualified Deferred Compensation Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 10, 2013)

10.8	Trust Agreement dated as of December 20, 2011 by and between Enerpulse, Inc. and The First National Bank of Santa Fe, as trustee (incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on October 18, 2013)

10.9	Form of Indemnification Agreement for Directors of Enerpulse Technologies, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 10, 2013)

10.10	Indemnity Letter Agreement, dated as of September 4, 2013, between Enerpulse Technologies, Inc. and Matthew C. Lipton (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 10, 2013)

10.11	Commercial Lease Agreement dated March 1, 2012 by and between New Mexico Fluid Systems Tech, LLC, as landlord, and Enerpulse, Inc., as tenant (incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on October 18, 2013)

10.12	Promissory Note dated May 1, 2012 issued by Louis S. Camilli to Enerpulse, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 10, 2013)

10.13	Agreement dated September 5, 2013 by and among LVM, LLC, D. Wood Holdings, LLC, Spark Assembly, LLC and Enerpulse, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 10, 2013)

10.14	Unsecured Note dated September 5, 2013 issued by Enerpulse, Inc. to LVM, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 10, 2013)

10.15	Settlement Agreement and Mutual Release dated as of October 10, 2013 by and among Enerpulse, Inc., Federal-Mogul Corporation and Federal-Mogul Worldwide Inc.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350)* (1)

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350)* (1)

101	Interactive Data File* (2)

*	Filed herewith.

(1)	Furnished in accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

(2)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated : November 19, 2013	Enerpulse Technologies, Inc.

By: /s/ Joseph E. Gonnella
Name: Joseph E. Gonnella
Title: Chief Executive Officer
(Principal Executive Officer)

By: /s/ Bryan C. Templeton
Name: Bryan C. Templeton
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

