Form 10-K
period 2013-12-31
Enerpulse Technologies, Inc.
filed 2014-03-13
CIK 1495899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 000-54092

ENERPULSE TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	06-1393453
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2451 Alamo Ave SE Albuquerque, New Mexico	87106
(Address of Principal Executive Offices)	(Zip Code)

(505) 842-5201

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act

None

Securities registered pursuant to Section 12(g) of the Act

Common Stock, par value $0.001 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

As of March 13, 2014 the number of shares of our common stock outstanding was 8,863,668. There is currently no market for any of our securities.

ENERPULSE TECHNOLOGIES, INC.

FORM 10-K

FOR THE Year ENDED December 31, 2013

2

Part IV.	67

Item 15. Exhibits and Financial Statement Schedules	67

SIGNATURES	70

INDEX TO EXHIBITS

EX-4.9 (EX-4.9)

EX-10.1 (EX-10.1)

EX-10.17 (EX-10.17)

EX-10.18 (EX-10.18)

EX-23.1 (EX-23.1)

EX-31.1 (EX-31.1)

EX-31.2 (EX-31.2)

EX-32.1 (EX-32.1)

EX-32.2 (EX-32.2)

Cautionary Statement Regarding Forward-Looking Information

All statements included or incorporated by reference in this Annual Report on Form 10-K, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on our current expectations, estimates and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Such forward-looking statements include, but are not limited to, those relating to the following: our ability to secure necessary financing; expected growth; future operating expenses; future margins; fluctuations in interest rates; ability to continue to grow and implement growth, and regarding future growth, cash needs, operations, business plans and financial results and any other statements that are not historical facts. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section entitled “Risk Factors” in Part I, Item 1A of this Report. These forward-looking statements speak only as of the date of this Report. We undertake no obligation to revise or update publicly any forward-looking statement to reflect future events or circumstances.

As used in this Form 10-K, “we,” “us,” and “our” refer to Enerpulse Technologies, Inc. and its wholly-owned subsidiary, Enerpulse, Inc., which is collectively referred to as the “Company.”

PART I

ITEM 1. BUSINESS

The following represents various industry and technical terms used in this Annual Report on Form 10-K which may not be familiar to the reader.

ASME	American Society of Mechanical Engineers
Capacitor	A passive electrical device that stores electrical energy over a long period of time and releases it over a short period of time.
Car Parc	All registered passenger vehicles on the road.
Catalytic Converter	A device used to reduce the toxicity of emissions from an internal combustion engine. It uses a catalyst to stimulate a chemical reaction in which toxic by-products of combustion are converted to less-toxic substances.
CH4	Methane, an odorless, colorless, flammable gas which is the major constituent of natural gas. It is commonly used as a combustion fuel.
CNG	Compressed natural gas, mainly composed of CH4, is reduced to less than 1% of the volume it occupies at standard atmospheric pressure. It is a substitute for gasoline as a vehicle fuel and is usually stored and distributed in cylindrical or spherical hard containers at pressures of 2,900 – 3,600 psi.
CO	Carbon monoxide, most commonly referenced in emissions analysis from the combustion process, is produced from the partial oxidation of carbon-containing compounds and forms when there is not enough oxygen to produce carbon dioxide (CO2).
CO2	Carbon dioxide, most commonly referenced in emissions analysis from the combustion process, is a gas produced as a byproduct of combustion.
EGR	Exhaust gas recirculation
Emissions	Regulated tailpipe emissions from fuel combustion consisting mainly of unburned hydrocarbon fuel (HC), CO, CO2, NOx and CH4.
EPA	United States Environmental Protection Agency
IC Engines	Internal combustion engines commonly used for transportation and power generation. Spark ignited IC engines use a spark plug to initiate combustion, whereas diesel IC engines use high compression to initiate combustion.
Landfill Gas	Primarily methane, it is naturally produced by organic decomposition in landfills.
LNG	Liquefied natural gas; used for easier storage or transport.
LPG	Liquefied petroleum gas or propane
MPG	Miles per gallon is a measure of fuel economy.
NGV	Natural gas vehicle
NOx	Regulated tailpipe emissions measuring concentrations of nitrogen and oxygen.
OEM	Original equipment manufacturer
Φ	PHI, the equivalence ratio in combustion engineering, is the actual fuel-air ratio with respect to the stoichiometric fuel-air ratio. A Φ > 1.0 is a rich mixture, or more fuel than air. A Φ of 1.0 is the ratio of 14.7 parts air to 1 part fuel by mass. A Φ < 1.0 is a lean mixture, or more air than fuel.
PCI	Precise combustion ignition; Enerpulse’s patented technology.
Plug-and-Play	Applications where no changes to a vehicle’s ignition system are required for installation or use of PCI technology in the aftermarket and service channels.
Pulse Plug	Enerpulse PCI technology embedded in the physical space of a conventional spark plug.
Pulse Power	The accumulation of energy over a relatively long period of time, followed by its quick release, thus increasing the instantaneous power.
SAE	Society of Automotive Engineers

Overview

Enerpulse Technologies, Inc. has designed, developed and commercialized a high-power, capacitor-based technology that improves performance of spark-ignited internal combustion (IC) engines in such areas of horsepower, torque, fuel economy, acceleration, combustion stability and emissions. Our patented technology is called Precise Combustion Ignition (PCI) technology. We believe our PCI technology will enable fuel consumption and emissions improvements. Furthermore, we believe PCI technology will enhance vehicle performance by increasing engine torque and improving throttle response and combustion stability.

In addition to the benefits in gasoline-fueled vehicles, we believe our PCI technology has similar or greater benefits in IC engines operating on alternative combustion fuels including natural gas, CNG, LNG, LPG and landfill gas (collectively referred to as “natural gas”). Enerpulse PCI technology installed on natural gas (NG, CNG or LNG) engines show combustion benefits that result in increased performance by way of greater engine power output, reduced fuel consumption and lower emissions. While testing is currently being conducted on engines fueled by landfill gas and LPG and we believe the results on these fuels should be similar to natural gas results, there is no assurance or guarantee that this will occur.

To our knowledge, our patented PCI technology is the only PCI technology in the market and there are no other PCI products or similar technology under development or for sale by others.

Enerpulse initially commercialized its PCI technology for the automotive aftermarket as it represented the fastest path to market and validation of the technology’s potential. Through this channel, we have developed brand awareness, customer base, manufacturing capability and distribution channels. The aftermarket has also provided a platform for large-scale field tests to validate performance and durability that will serve as a strong foundation for our move into the larger OEM automotive and burgeoning natural gas engine markets. Our PCI technology is a direct replacement for automotive spark plugs. To date, over one million PCI technology units have been deployed on IC engines through the automotive aftermarket channels. We have registered trademarks for Pulstar®, Pulse Plug®, EcoPulse® and Spark of Genius ®.

We made our initial push into the automotive OEMs in late 2011, and are now testing with eight major manufacturers. We first identified the natural gas engine market in 2009 and have been nominated as part of two mobile natural gas engine platforms and are in active discussions with several natural gas stationary OEMs.

Disadvantages of PCI Technology

Some potential disadvantages of our PCI technology compared to conventional spark plugs currently on the market with which our products compete are as follows:

•	our products will cost slightly more than conventional spark plugs;
•	our products require a paradigm shift at OEMs to understand the technical and functional differences between PCI technology and conventional spark plugs; and
•	our products require OEM engine control recalibration to optimize the performance advantages including horsepower, torque and fuel economy.

Natural Gas Markets (Stationary and Mobile)

Natural gas is used in large stationary IC engines for a variety of applications such as compression on natural gas pipelines; base load, distributed and peak demand generation of electricity; and for pumping oil and other liquids. Manufacturers of stationary natural gas engines include companies such as Rolls-Royce, General Electric, Kawasaki, Caterpillar and Cummins.

The use of natural gas in mobile applications such as passenger vehicles and medium/heavy duty commercial trucks is growing rapidly due to the long-term operational savings associated with the lower cost of natural gas as compared to gasoline or diesel fuels. In addition, according to the London Economic Institute, the maintenance cost of a natural gas vehicle is also lower than that of a gasoline or diesel fueled vehicle. We have run internal tests, and have supported independent third party tests, which demonstrate that our PCI technology improves engine stability, reduces fuel consumption and lowers emissions in natural gas IC engines when compared to conventional spark plugs. We have also published SAE and ASME technical papers which support these findings.

Our first commercial application of the PCI plugs will be in the production of Liberator Engine Company’s 6.0L natural gas engine. The Liberator engine is competing for mid-size delivery vehicle platforms such as those used by UPS and FedEx. Valor Motor Company (formerly Vision Motor Company), or Valor, an automotive OEM utilizing CNG and LNG fueled engines in a small commuter vehicle has provided Enerpulse with a letter, filed as Exhibit 10.2, stating that PCI technology will be used in all of their vehicle offerings. Although Valor intended to purchase 4,000 PCI plugs in 2012 and 20,000 PCI plugs in 2013, Valor has not yet begun production on its engines and has not ordered or purchased any PCI plugs to date. While we expect Valor to purchase our PCI plugs once it begins production of these engines, we cannot estimate when such purchases will occur or whether the amount of plugs purchased will equal the planned volumes described in the letter for future years.

Automotive OEM Market

All major automotive OEMs that produce passenger vehicles, light duty trucks, or motorcycles use spark-ignited IC engines. In the OEM segment, we believe our PCI technology can provide benefits for any gasoline or natural gas spark-ignited IC engine, regardless of manufacturer or vehicular platform.

We are actively engaged in collaborative testing programs of our PCI technology at five major automotive OEMs, with expressions of interest to test from three others; however, we have not yet entered into any sale agreements. We believe our PCI technology benefits are additive to any major modifications that OEMs may make to their engines such as turbo or supercharging, direct gas injection or variable valve timing. Unlike other solutions utilizing electric and/or hybrid propulsion systems in order to meet regulatory standards, our PCI technology does not rely on massive changes to vehicle drive systems, fuel distribution systems or electric power infrastructures for its success.

To date, we have not earned any revenues from sales of our PCI technology in the automotive OEM market.

Automotive and Power Sports Aftermarket

We believe the automotive aftermarket also represents a meaningful opportunity for Enerpulse’s PCI technology. Our Pulstar® branded aftermarket products utilize Enerpulse’s patented PCI technology and can be used in all spark-ignited IC engines, including passenger cars, light trucks, commercial trucks and motorcycles. Our Pulstar® pulse plugs fit directly into existing IC engine ignition systems and utilize existing fuel delivery infrastructures. We believe Pulstar® pulse plugs are compatible with approximately 75% of the current North American car parc. We have sold over one million PCI technology units into the automotive and power sports aftermarket.

We currently sell our Pulstar® pulse plugs in the “Plug-and-Play” automotive aftermarket through multiple “big box” and internet automotive parts retailers including Advance Auto Parts, O’Reilly Auto Parts, AutoZone, Amazon.com, USAutopart.com, Autoanything.com, SparkPlugs.com and a variety of international distributors. Furthermore, we are in advanced discussions with three other North American “big box” automotive retailers; however, no additional commercial agreements have been finalized at this time. We are also selling in the power sports aftermarket through specialized motorcycle parts and accessories dealers and retailers including Cabela’s, J&P Cycle, Custom Chrome and Tucker Rocky.

While specific customizations can be made for OEM needs, the core PCI technology utilized for aftermarket and OEM products are similar.

Currently our only source of revenue is from automotive and power sports vehicles aftermarket sales.

Corporate Information

Enerpulse Technologies, Inc. (together with its subsidiaries, “Enerpulse”, “the Company”, “our”, “we” or “us”) was incorporated in Nevada in May 2010.

We currently conduct our operations primarily through our wholly-owned subsidiary, Enerpulse, Inc. Enerpulse was originally incorporated under the laws of the State of New Mexico in 1998 under the name “Combustion Technology Products, Corp.” On January 20, 2004, Combustion Technology Products, Corp. changed its name to Enerpulse, Inc., merged with Enerpulse, Inc. a Delaware corporation, and became a Delaware corporation.

We completed a reverse acquisition with Enerpulse, Inc. on September 4, 2013 when our wholly-owned subsidiary, Enerpulse Merger Sub, Inc., merged with and into Enerpulse, Inc. We refer to this transaction as the “Merger.” The Merger was accounted for as a reverse acquisition and, as a result, our Company’s (the legal acquirer) consolidated financial statements are now those of Enerpulse, Inc. (the accounting acquirer), with the assets and liabilities and revenues and expenses of Enerpulse, Inc. being included effective from September 4, 2013, the date of the closing of the Merger.

Our principal executive offices are located at 2451 Alamo Ave SE, Albuquerque, New Mexico 87106. Our telephone number is (505) 842-5201. Our website address is www.enerpulse.com. Information contained on our website is not incorporated by reference into this report, and you should not consider information contained on our website to be part of this report or in deciding whether to purchase shares of our common stock. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on the Investor Relations portion of our web site at www.enerpulse.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We are an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements.

Industry

We have identified the stationary and mobile natural gas markets, automotive OEM market and automotive and power sports aftermarkets for initial implementation of our PCI technology.

Natural Gas Markets (Stationary and Mobile)

According to recent Department of Energy estimates, over 10,000 stationary reciprocating engines fueled by natural gas are currently deployed in the United States for distributed power generation. Estimates from the United States Energy Information Administration, Natural Gas Annual, indicate there are also over 5,600 natural gas fueled engines currently deployed in the United States for the compression and distribution of natural gas. Natural gas compression engines often use pipeline gas as a fuel source, thereby reducing the amount of gas available for sale. Argonne National Laboratories estimates that spark plugs used in stationary natural gas engines have a service life of between 1,000 and 3,000 hours, resulting in replacement about once per quarter.

New gas discoveries in North America, Russia, and other areas, combined with new drilling techniques, have resulted in an expanding supply of natural gas. This increase in supply and the corresponding lower price of natural gas is generating renewed interest in NGVs as an alternative to gasoline or diesel powered vehicles.

In the United States, CNG currently sells for about 40% of the cost of gasoline. However, CNG equipment adds between 10% and 40% to the cost of the vehicle due to the CNG cylinders and engine equipment, while LNG adds 60% to 80% due to the more expensive storage tanks. The differential in the cost of the fuels determines the payback on this additional equipment (currently 2.5 to 6 years, depending on the vehicle).

Additionally, vehicle manufacturers are facing increasingly strict fuel economy and emissions requirements that NGVs can help to meet. In the European Union and United States, manufacturers can earn extra credits toward overall emissions goals through sales of NGVs. Many governments are also offering purchase incentives to consumers, though these vary significantly. The most aggressive incentives, available in several states within the United States, as well as in France and Italy, include tax rebates that cover much of the incremental purchase cost for these vehicles.

With the above market forces in place, industry experts are forecasting a dramatic increase in the number of NGVs over the next decade. According to Natural Gas Vehicles for America and forecasts from Navigant Consulting, Inc., the market for NGVs is projected to reach 34.9 million vehicles by 2020. Light duty vehicles account for nearly 95% of NGVs today, while trucks and buses are growing at a faster rate and are anticipated to account for 9% of the total NGV fleet by 2020. Similar growth in NGVs is also being seen in other parts of the world.

To support the expected increase in NGVs, the United States is seeing significant new investment in NGV refueling stations. According to a report prepared by TIAX, for America’s Natural Gas Alliance, the current number of CNG stations in the United States is 1,000. The number of stations in the country is expected to more than double by 2020, which would make the United States the world leader in this regard. Other countries and regions around the world are also seeing growth in natural gas fueling stations.

We believe natural gas fuels are very desirable from an operating cost standpoint, although there have been inherent problems in engine performance such as cold-starting, engine knocking and higher fuel consumption. In particular, the auto-ignition temperature of natural gas is approximately double that of gasoline and demands a more robust combustion initiation event.

Automotive OEM Market

According to the International Organization of Motor Vehicle Manufacturers (OICA), the United States is the second largest country for global automotive OEM production next to China. Total passenger car, light and heavy duty truck production in the United States consisted of 7.7 million units in 2010, 8.6 million units in 2011 and 10.3 million units in 2012. In the European Union, total passenger car, light and heavy duty truck production was 17.1 million units in 2010, 17.7 million units in 2011 and 16.2 million units in 2012.

Automotive OEMs are under tremendous pressure to reduce emissions and improve fuel economy due to strengthened global regulations, coupled with consumer demand for better performing vehicles. In August 2013, the United States announced strict new vehicle fuel-efficiency standards, requiring that the United States auto fleet average 54.5 MPG by 2025, which expand on existing standards requiring American-made cars and light trucks to average 34.5 MPG by 2016. Additionally, the EPA and California Air Resources Board (CARB) have mandated lower emissions in IC engine equipped vehicles sold in the United States. European regulatory authorities have come out with their own set of emission reduction mandates that will go into effect in 2015.

Automotive and Power Sports Aftermarkets

According to Ward’s Automotive, there are currently over one billion passenger vehicles on the road today. Frost & Sullivan estimated that aftermarket sales for vehicle spark plugs in North America for 2010 were 249 million units generating $523 million in revenues. Revenue growth is projected to increase modestly through 2016 according to the same report.

According to Powersports Business magazine, the power sports market is an estimated $12 billion a year in the United States. Polaris Industries is the market leader accounting for nearly 20% of the power sports revenue in the United States. Other notable industry OEMs include Harley Davidson, Honda, Yamaha, Kawasaki, Can Am and over a dozen smaller competitors. The power sports vehicle market is bifurcated into off-road vehicles (all-terrain vehicles or ATVs and Side-by-Side vehicles), heavy-weight motorcycles, snowmobiles, and personal watercrafts. China has now overtaken Japan as the largest producer of motorcycles in the world. Yearly, 50 million motorcycles are produced worldwide, and China now produces at least 27.5 million of that figure or a little more than 50% of the total world production.

Our Solution

We believe our PCI technology improves fuel ignitability, combustion efficiency and combustion stability of IC engines, thus enabling engines to operate with consistent ignition using less fuel in the fuel mixture and/or precise ignition with more exhaust gas in the fuel mixture resulting in improved engine starting, lower fuel consumption, and reduced exhaust emissions while, at the same time, delivering increased power (torque) and throttle response.

PCI pulse plugs are a direct replacement for conventional spark plugs, requiring no changes to a vehicle’s ignition systems or engine compartment geometry. In the automotive market, we believe our PCI technology will also reduce tailpipe emissions by shortening the amount of time required for the catalytic converter to reach peak capacity. This improvement provides an elegant and low cost solution for automotive OEMs looking to meet government mandated emissions regulations at less cost than alternative technologies. Unlike electric or hybrid-electric drive trains, PCI technology does not require massive changes to vehicle drive systems or fuel/power infrastructures for its success. In addition, PCI technology integrates with all advanced engine control systems and can be optimized through normal calibration processes.

On-site testing of PCI technology on natural gas fueled engines, in both stationary and vehicular applications, has demonstrated improved fuel consumption and reduced exhaust emissions. This offers a significant cost reduction opportunity to stationary natural gas engine operators and further enables the adoption of natural gas fuels in the transportation sector.

In the automotive aftermarket, our Pulstar® PCI plugs are Plug-and-Play, offering consumers a simple and cost-effective engine performance upgrade. Furthermore, aftermarket distribution channels appreciate that Pulstar® PCI plugs cover up to 75% of existing North American vehicles with far fewer SKUs than offered by conventional spark plug manufacturers.

Our Growth Strategy

Utilize Compelling Field Test Data To Rapidly Expand Sales in the Natural Gas IC Engine Market

We believe that natural gas IC engine manufacturers, service providers and engine operators are looking to aggressively adopt new technologies in pursuit of reduced fuel consumption and engine maintenance. Our strategy is to continue supplying stationary natural gas fueled IC engine service providers and owner-operators with PCI technology test data that demonstrates improved fuel economy, reduced emissions, durability, and engine stability utilizing Enerpulse’s PCI technology when compared to conventional spark plugs. To accelerate penetration in this segment, we have entered into an exclusive North American distribution agreement with Freepoint. Freepoint has strong established business relationships throughout the energy sector.

We are also engaged in substantive technical discussions with several natural gas engine OEMs and engine converters based on favorable combustion and engine tests. Business development in this sector is carried out by our in-house engineering and commercial sales staff.

Continue Collaborative Testing with Automotive OEMs

We are actively engaged in collaborative testing programs of our PCI technology with five major automotive OEMs, and have received expressions of interest from three others. One major automotive OEM has indicated a strong interest in adopting PCI technology on a high-volume engine platform, contingent upon our partnering with an existing Tier-1 spark plug manufacturer. Although no major automotive OEMs are currently using PCI technology, our strategy is to secure adoption on one or two existing major automotive OEM engine platforms. We believe this approach will quickly convince other major automotive OEMs to adopt PCI technology, but there is no guarantee that this will occur. The major automotive OEMs referenced herein exclude Valor and the collaborative testing discussed does not include our relationship with Valor under our letter agreement with Valor.

Major automotive OEM adoption cycles on new vehicle or powertrain platforms can take four years or more. However, adoption timing of a new product is highly dependent on the complexity of system integration. PCI technology is relatively easy for an automotive OEM to adopt since it is a direct replacement for conventional spark plugs requiring no changes to engine geometry. Furthermore, PCI technology can be adopted as a “running change” on existing engine platforms and optimized with recalibration of engine control parameters.

Establish Strategic Relationships with Tier-1 Spark Plug Manufacturers

We are currently in discussions with several Tier-1 spark plug manufacturers, with the goal of establishing long-term manufacturing relationships. To support this goal, we will continue our third party testing. We believe that our test data is compelling and will influence the OEMs and Tier-1 spark plug manufacturers to partner with us in development and manufacturing programs. As referenced above, one automotive OEM has asked its current Tier-1 spark plug providers to explore a manufacturing relationship with Enerpulse and we believe other similar requests will happen in the near future.

Utilize Print and Online Advertising to Drive Aftermarket Sales

Enerpulse has already established an extensive distribution network for our branded Pulstar® pulse plugs. To grow this channel further, we intend to drive consumers to our established automotive parts retailers through extensive and consistent advertising. In 2013, we hired The Marx Group, an automotive industry marketing communication firm, to advise us on implementing an aftermarket consumer-focused media plan. As part of this media plan, we are placing advertisements in consumer magazines geared towards automotive enthusiasts. The automotive publications we have advertised in thus far include Motor Magazine, Performance Business, Dsport, Super Street, Mopar Muscle, Trucking and Off-Road.

Expand Aftermarket Channels to Drive Growth in All Markets

Aftermarket sales channels are an important part of our overall business strategy as they provide the following benefits:

•	facilitate integration of pulse power technology into a commercial product applicable to a broad range of vehicles;
•	introduce our Pulstar® brand and heightens public awareness of PCI technology in vehicular applications;
•	enable serial production scale-up; and
•	provide field tests to validate the performance and durability of PCI technology in operating conditions.

Our Core Technology

Pulse power describes the science and technology of accumulating energy over a relatively long period of time (microseconds) and releasing it very quickly (nanoseconds), thus increasing the instantaneous power. It is a proven technology that has been used for other applications such as pulsed beam weapons, lasers, radar, electric motor starters, microwave ovens, camera flashes and x-rays. Our founder, President and Chief Technology Officer, Louis S. Camilli, has worked in close cooperation with Sandia National Laboratories for over 20 years to develop applications for pulse power.

Pulse power is the core of our PCI technology and, we believe, is a major breakthrough in automotive ignition systems. Testing done at an independent laboratory demonstrated ten thousand times the peak ignition power by incorporating our PCI technology into the envelope of a conventional spark plug. As a result, spark peak discharge power is increased from a maximum of 500 watts in current ultra-premium spark plugs to over 5 million watts. As shown in the figure below, our PCI technology also delivers a larger amount of energy at the combustion event (represented by the bubble in the picture on the right) under the same conditions as traditional spark plug technology.

Conventional Sparkplug Technology

(30msec and 0.75 Φ)

Enerpulse PCI Technology

(30msec and 0.75 Φ)

Externally, spark plugs and PCI technology Pulse Plugs look fairly similar, but they are very different on the inside since they are based on different technologies. That is, a traditional spark plug’s discharge is generated by a “spark” between two metal electrodes as opposed to the high-power discharge of our capacitor technology. PCI technology can take on a variety of forms, shapes and sizes as necessary, but in this case looks like a conventional spark plug in order to fit into existing infrastructure. See the diagram below for more detail.

Internal Construction Comparison

Testing performed at independent laboratories, major automotive OEMs and internally at Enerpulse confirms that PCI technology has verified advantages over conventional spark plugs including improved engine stability, reduced fuel consumption and lower tailpipe exhaust emissions when compared to conventional spark plugs. PCI technology’s high-power discharge generates a larger, more consistent spark, producing a larger flame kernel, thereby improving the precision and efficiency of the combustion process. Our PCI pulse plugs use a patented integrated capacitor and discharge circuitry that releases more energy and creates higher engine torque. We believe the PCI plug’s combustion process also improves engine performance with better responsiveness, quicker acceleration and greater towing capacity.

We believe our PCI technology also helps to reduce tailpipe emissions. In emission control systems, the most critical component is the catalytic converter. At operating temperatures (ranging from 250 to 300 degrees centigrade) the catalyst is an extremely efficient device oxidizing carbon monoxide (CO), combusting unburned hydrocarbons and reducing nitrogen oxide (NOx). However, until the catalyst becomes fully effective, exhaust emissions are problematic for the automaker. Testing conducted by a major European independent laboratory demonstrated that PCI technology maintains combustion stability much better than conventional spark plug technology at extremely retarded ignition timing settings. This emissions reduction strategy increases enthalpy, which is a measure of the total energy in post combustion exhaust gases. The greater the enthalpy, the more efficient the catalytic converter becomes in reducing tailpipe emissions in the exhaust stream, which shortens the time to catalyst effectiveness. Since most vehicular exhaust emissions occur in the first two minutes after start-up, quicker catalyst activation enables the catalytic converter to begin emission abatement sooner during this critical period.

Products and Product Development

Natural Gas Markets (Stationary and Mobile)

We have developed PCI pulse plugs to cover approximately 90% of the current installed base of stationary natural gas engines.

The mobile natural gas IC engine market segment is very similar to the automotive OEM market as our PCI pulse plugs will be custom designed for specific engine architecture. We are currently collaborating and testing with three OEMs and have been nominated for serial production with two of these OEMs. Furthermore, there are multiple quasi-OEMs that are converting gasoline engines to burn natural gas. We are actively working with at least six of these converters and believe adoption of PCI technology will commence in early 2014, but there is no guarantee that this will occur.

Average selling price ranges from $8 to $104 for the natural gas IC engine market.

Automotive OEM Market

Working with the automotive OEMs, specific PCI pulse plug designs providing custom tailored benefits (e.g. generating more torque) can be developed to cover each engine platform and will be systemically matched to the engine platform objectives and ignition system specifications. We believe this will enable OEMs to more easily adopt PCI technology. We have already developed and delivered engine-specific PCI pulse plugs to several automotive OEMs for evaluation and performance testing. Positive results have led to further collaboration and pulse plug design optimizations.

Average selling price ranges from $5 to $8 for the automotive OEM market.

Automotive and Power Sports Aftermarkets

In the automotive aftermarket, we currently offer 12 Pulstar® branded models covering 75% of automobiles and light duty trucks in the current North American car parc. This is in contrast to the hundreds of models offered by conventional spark plug manufacturers required to cover the remaining 25%. We are able to do this because our PCI technology relies on high power discharge to deliver robust ignition, eliminating the need for a proliferation of electrode configurations, exotic materials and precise spark placement geometries. Our aftermarket products are “Plug-and-Play”; no changes to a vehicle’s ignition system are required for installation.

The power sports aftermarket is very diverse with literally hundreds of OEMs. Initially, we targeted the large cruiser motorcycle market with two designs that covered all U.S. manufactured cruiser products from 1984 to present. We have since added three more models to cover ATVs, watercraft and metric (European and Asian) motorcycles.

Average retail selling price ranges from $6 to $18 for the automotive and power sports aftermarkets.

Product Development

Our fourth generation (G-4) PCI technology was introduced in 2011 and is designed for easy adoption by OEMs, due to its compatibility with current engine ignition and emissions systems. Future generations will be engineered to meet the increasing ignitions demands future engine technology advances will require. PCI technology has been designed to meet this need where conventional spark plug designs are limited.

The first stage of OEM commercialization utilizes our G-4 design and optimizes its performance through reprogramming the vehicle’s on-board computer system. In this stage, electrode geometry is tailored to the particular requirements of each OEM engine platform. For example, while all OEMs are interested in meeting government regulations, such as CAFE (Corporate Average Fuel Economy) and exhaust emissions (EPA Code of Federal Regulations in the United States), certain engine models will focus on power and torque while others on fuel economy. The final stage of commercialization will involve more extensive collaboration and customization with vehicle and engine manufacturers in order to fully integrate PCI technology into the entire ignition system strategy. Enerpulse is currently in the first stage at five major automotive OEMs, which does not include any relationship we have with Valor.

This two phase approach will be used in both the natural gas engine and automotive OEM segments. Enerpulse has a fully capable R&D laboratory to support anticipated product development requirements.

Sales, Marketing and Distribution

Natural Gas Markets (Stationary and Mobile)

We have entered into an exclusive marketing agreement with Freepoint to market, sell and distribute our PCI plugs to clients that use stationary natural gas IC engines in North America. Potential clients include natural gas gatherers, processors, pipeline operators and producers, as well as electric power generators. Freepoint is a large and well-established player in the energy sector with strong connections to related engine owners/operators. In consideration for the exclusive distribution agreement, Freepoint invested $1.75 million in a convertible promissory note which was converted into 686,275 shares of common stock on September 5, 2013.

We expect sales in the natural gas engine segment to commence in the second quarter of 2014 and should increase throughout 2014 as adoption of our PCI technology by engine operators, engine service organizations and engine OEMs gains traction, but there is no guarantee that this will occur. No intermediate distribution channel is required to support this market.

Automotive OEM Market

We are actively pursuing sales to automotive OEMs and believe that revenues will begin in this market in the second half of 2015. We believe this timeline reflects a normal adoption cycle for new technology integration with automotive OEMs.

Our marketing strategy is to provide global OEMs with compelling third party independent test data that demonstrates the functionality and benefits of PCI technology. This will lead to continued expansion of our direct testing programs with automotive OEMs on specific engine platforms, building confidence in the efficacy of PCI technology. Direct OEM test programs are already underway at five global automotive OEMs. We believe that capturing one major automotive OEM engine platform will led to rapid adoption by other automotive and/or vehicular natural gas engine OEMs.

No intermediate distribution channel is required to support this market.

Automotive and Power Sports Aftermarkets

Our primary source of revenue is from automotive and power sports aftermarket sales. Two major retailers account for a significant portion of our revenue, but it is the consumer that pulls through the sales based on word of mouth and advertising, therefore a significant amount of our revenues could come from many distribution points in these two markets.

We are currently selling our Pulstar® branded PCI plugs in the “Plug-and-Play” automotive and power sports vehicles aftermarkets through a variety of channels. Pulstar ® plugs are available nationally at retailers Advance Auto Parts, O’Reilly Auto Parts, Amazon.com, USAutopart.com, Autoanything.com and SparkPlugs.com. They are also available at specialty retailers that cater to the power sports vehicles market such as Cabela’s, J&P Cycle, Custom Chrome, and Tucker Rocky. In addition, we have established an online presence using Facebook, banner ads, postings and landing pages to market the Pulstar® brand. To date, our sales into the aftermarket segment have been somewhat limited as we compete with much better capitalized spark plug companies for shelf and stocking space, as well as limitations we face in funding for aggressive sales and marketing.

Manufacturing

We currently manufacture our PCI pulse plugs in our Albuquerque, New Mexico facility. The facility can manufacture 1,000,000 pulse plugs per year. We believe this capacity will support volume requirements for the automotive aftermarket and the natural gas IC engine segment thru 2014. We are also exploring manufacturing relationships for the automotive OEM segment with leading spark plug manufacturers in order to increase manufacturing capacity and reduce costs. We believe that in order to secure OEM adoption, we will need to establish a manufacturing relationship with a Tier-1 spark plug manufacturer.

Principal Suppliers

We produce sub-assembly and final assembly products utilizing formed and fabricated components supplied by various global vendors. These components include formed metal parts, insulators, coatings and packaging from vendors in Europe, China and the USA. We have secured multiple sources for all key components.

We rely on non-affiliated suppliers for the components that are incorporated into our products. We do not have long-term supply or manufacturing agreements with our suppliers. In some instances alternative sources may be limited. If these suppliers experience financial, operational, manufacturing capacity, or quality assurance difficulties, or cease production and sale of such products, or if there is any other disruption in our relationships with these suppliers, we will be required to locate alternative sources of supply. To date, we have not had any material disagreements with our suppliers.

Intellectual Property

Our success depends in part upon our ability to protect our core technology and intellectual property. To establish and protect our proprietary rights, we will rely on a combination of patents, patent applications, trademarks, copyrights, trade secrets, including know-how, license agreements, confidentiality procedures, non-disclosure agreements with third parties, employee disclosure and invention assignment agreements, and other contractual rights.

We currently hold 14 registered patents in the United States, the European Union, Japan, Canada, Mexico and Australia and have 15 patent applications pending in the United States, the European Union, Japan, Canada, Korea, China, Australia, India, Mexico and Brazil. Our patents relate to various aspects of our PCI technology, including the high power discharge fuel ignitor, combustion ignitors, initiation systems and initiation devices used in our Pulstar® pulse plugs.

Research and Development Expenditures

Our research and development expenses to date have primarily included costs to develop and enhance our core technology, our PCI products, our manufacturing process, and third-party testing. During the year ended December 31, 2013, we incurred $285,811 in research and development expenses as compared to $159,883 incurred during the year ended December 31, 2012. We expect our research and development activities and expenses to increase significantly as we execute on our business plan and pursue sales in the automotive OEM market. Currently, we bear all research and development costs.

Competition

We are not aware of any competitors offering an integrated capacitive discharge product to our market verticals. We further believe that our 14 issued patents, 15 pending patents, and ongoing patent mapping strategy will prevent any directly competitive product from being developed and/or commercialized. There are, however, well-established spark plug manufacturers that may seek to prevent Pulstar® from taking market share in the spark plug industry. The leaders in the global market of spark plug manufacturing are Autolite, Bosch, AC Delco, Champion, Denso and NGK.

According to Frost & Sullivan, the North American aftermarket is reasonably fragmented with six major participants (Autolite, AC Delco, NGK, Champion, Bosch and Motorcraft) all controlling at least 10% market share each (collectively these six manufacturers control about 96% of the North American market). The top three manufacturers, Autolite, AC Delco and NGK, control over 50% of the market. These manufacturers make a range of products from standard to premium, providing a variety of spark plugs to most vehicle makes and models.

Government Regulation

There are very few regulations that directly address spark plugs. This is because spark plugs can adversely impact the environment only when they fail. Spark plug failure can create misfires, higher exhaust emissions and subsequent damage to the catalytic converter. Indirect legislation exists to ensure that spark plugs do not emit radio frequency or electromagnetic interfere that could alter the operation of other devices on the vehicle or in close proximity to the vehicle.

We will rely on legal and operational compliance programs, as well as legal counsel, to guide our businesses in complying with applicable laws and regulations of the jurisdictions in which we do business.

We do not anticipate at this time that the cost of compliance with United States and foreign laws will have a material financial impact on our operations, business or financial condition, but there are no guarantees that new regulatory and tariff legislation may not have a material negative effect on our business in the future.

Environmental Matters

We are currently not required to comply with any federal, state or local environmental laws in connection with our business.

Employees

We currently have 17 full-time employees and four individuals employed on a contract basis. All employees are required to execute non-disclosure agreements as part of their employment. Contract staffing companies or the individual contract employees are also required to execute a non-disclosure agreement with us. We believe our relations with our employees are good. None of our employees are subject to collective bargaining agreements.

We entered into an executive employment agreement in 2004 with Louis S. Camilli that is still in effect. The employment agreement with Mr. Camilli does not have a termination date.

No other executives or employees have employment agreements.

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

Risks Relating to Our Business

We have a history of losses and may continue to incur losses in the future, which raises substantial doubt about our ability to continue as a going concern.

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

These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent registered public accounting firm's report on our audited financial statements as of and for the year ended December 31, 2013. If we are unable to continue as a going concern, investors will likely lose all of their investment in our company. The consolidated financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty. Please see “Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” for further information.

We anticipate that our cash on hand will be insufficient to fund our plan of operations for the next 12 months and if we are unable to raise additional capital, our business may fail and stockholders may lose their entire investment.

As of December 31, 2013, we had cash and cash equivalents of $281,607 which we believe will not be sufficient to meet our anticipated capital requirements for the next twelve months. Specifically, we anticipate that our existing capital resources will enable us to continue operations through the first quarter of 2014. We intend to finance our business, in part, through the public offering of equity and debt securities as needed. On September 30, 2013, we filed a Registration Statement on Form S-1 (File No. 333-191471) that contemplates a public offering of up to 2.5 million shares of our common stock and warrants to purchase 2.5 million shares of common stock. If we fail to raise additional capital through the public offering of shares, obtain additional financing from other sources, including from sales revenues, loans or private investments, we may be required to change our planned business strategies. If we are unable to obtain adequate financing, we may not be able to successfully develop and market our products and services. As a result, we would need to curtail business operations, which would have a material negative effect on operating results, the value of our outstanding stock is likely to fall, and our business may fail, causing our stockholders to lose their entire investment.

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

In the course of preparing our financial statements for the years ended December 31, 2013 and 2012, material weaknesses in our internal control over financial reporting were noted. We expect to incur extra costs in implementing measures to address such weaknesses. If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential investors could lose confidence in our financial reporting, which could harm our business and have an adverse effect on our stock price.

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

In connection with the audit of our financial statements for the years ended December 31, 2013 and 2012, our management team identified material weaknesses relating to (i) insufficient systems, procedures, and accounting personnel in place to ensure effective segregation of duties, and (ii) lack of the appropriate technical resources in place to properly evaluate non-routine, complex transactions in accordance with generally accepted accounting principles. We have taken steps, including implementing a plan to improve the segregation of the duties of our accounting staff and hiring additional internal staff and/or outside consultants experienced in financial reporting as well as in SEC reporting requirements. In addition, we plan to continue to take additional steps to seek to remediate these material weaknesses. If we do not successfully remediate the material weaknesses described above, or if other material weaknesses or other deficiencies arise in the future, we may be unable to accurately report our financial results on a timely basis, which could cause our reported financial results to be materially misstated and require restatement which could result in the loss of investor confidence and/or cause the market price of our common stock to decline.

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

As a public company, we have significant requirements for enhanced financial reporting and internal controls. We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting, and, if we become an accelerated filer, a report by our independent registered public accounting firm would be required. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.

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

There is no assurance that we will operate profitably or generate positive cash flow in the future. We will require additional financing in order to proceed with the manufacture and distribution of our products, including our Pulstar ® pulse plugs. We will also need more funds if the costs of the development and operation of our existing technologies are greater than we have anticipated. We will also require additional financing to sustain our business operations if we are not successful in increasing revenues. We may not be able to obtain financing on commercially reasonable terms or terms that are acceptable to us when it is required, or at all. Our future is dependent upon our ability to obtain financing. If we do not obtain such financing, our business could fail and investors could lose their entire investment.

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

Our past operating results may not be accurate indicators of future performance, and you should not rely on such results to predict our future performance. Our operating results have fluctuated significantly in the past, and could fluctuate in the future. Factors that may contribute to fluctuations include:

•	changes in aggregate capital spending, cyclicality and other economic conditions, or domestic and international demand in the industries we serve;
•	our ability to effectively manage our working capital;
•	our ability to satisfy consumer demands in a timely and cost-effective manner;
•	pricing and availability of labor and materials;
•	our inability to adjust certain fixed costs and expenses for changes in demand;
•	shifts in geographic concentration of customers, supplies and labor pools;
•	seasonal fluctuations in demand and our revenue;

•	cyclical variation in demand for motor vehicles;

•	disruption in component supply from foreign vendors;

•	shortages in refined fossil fuels resulting in lower vehicle sales and/or reduced vehicle usage; and

•	slower than predicted adoption of natural gas fueled vehicles.

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

We rely upon sales made by or through non-affiliated distributors to customers. Sales through distributors accounted for 91% of our net sales during 2013. The loss of, or business disruption at, one or more of these distributors may harm our business. If we are required to obtain additional or alternative distribution agreements or arrangements in the future, we cannot be certain that we will be able to do so on satisfactory terms or in a timely manner. Our inability to enter into satisfactory distribution agreements may inhibit our ability to implement our business plan or to establish markets necessary to expand the distribution of our products successfully.

We derive a significant portion of our revenue from a few customers and the loss of one of these customers, or a reduction in their demand for our services, could adversely affect our business, financial condition, results of operations and prospects.

Our customer base is highly concentrated. One or a few customers have represented a substantial portion of our consolidated revenues and gross profits in any one year or over a period of several consecutive years. Advance Auto Parts accounted for 12% and 28% of our total revenues in the years ended 2013 and 2012, respectively. AutoZone accounted for 14% and 14% of our total revenues in the years ended 2013 and 2012, respectively. O’Reilly Auto Parts accounted for 12% and 7% of our total revenues in the years ended December 31, 2013 and 2012, respectively. A limited number of customers may continue to comprise a substantial portion of our revenue for the foreseeable future. We could lose business from a significant customer for a variety of reasons, including:

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

The patents protecting our proprietary technologies expire after a period of time. Currently, our patents have expiration dates ranging from 2018 through 2031. If we are not successful in protecting our proprietary technology, it could have a material adverse effect on our business, financial condition and results of operations.

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

We may not have sufficient cash to satisfy our redemption obligations with respect to the shares of our common stock owned by Gordian Group and may need to obtain additional debt or equity financing in order to satisfy such obligations.

On October 21, 2013, we granted Gordian Group, LLC, or Gordian, a contractual right to require us to redeem all of their shares of our common stock (131,287 shares) at any time on or after May 24, 2014. Upon any such redemption request by Gordian, we will be required to make an aggregate cash payment equal to the greater of (a) $300,000 and (b) the fair market value of our common stock at the time of our receipt of Gordian’s redemption request. We have a limited amount of revenues and a history of losses, and we may not have sufficient cash to allow us to comply with our redemption obligations. We may need to obtain additional debt or equity financing in order to satisfy any redemption requirement, which financing may not be available on favorable terms or at all. If we are unable to meet any redemption request by Gordian, we may be subject to time-consuming and costly claims or legal proceedings.

As an “emerging growth company” under the JOBS Act, we are permitted to rely on exemptions from certain disclosure requirements.

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to and may rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);
•	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay”, “say-on-frequency” and “say-on-golden parachute;” and
•	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive’s compensation to median employee compensation.

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

Risks Related to Our Common Stock.

There is not now an active market for our common stock. An active trading market for our common stock or warrants may not develop and the market price for our common stock or warrants may decline below the offering price of our common stock or warrants in our offering.

Although our common stock is quoted on the OTCQB, an over-the-counter quotation system, there has been no public trading of our common stock. In addition, there is no established trading market for the warrants being offered in this offering. We currently do not have a market maker for our stock. If a trading market does not develop, purchasers of our securities may have difficulty selling their shares.

The offering price for our common stock and warrants in this offering will be determined by negotiation between the representative of the underwriters and us based upon several factors, and may not be indicative of prices that will prevail in the open market after this offering. Consequently, you may be unable to sell your shares of our common stock or warrants at prices equal to or greater than the prices you paid for them, if at all.

If a public trading market for our stock does develop, the prices at which our common stock and warrants may trade may be volatile and we expect that they may fluctuate significantly in response to various factors, many of which are beyond our control. The stock market in general, and securities of small-cap or micro-cap companies driven by novel technologies in particular, has experienced extreme price and volume fluctuations in recent years. Continued market fluctuations could result in volatility in the price at which our common stock or warrants may trade, which could cause its value to decline. To the extent we seek to raise capital in the future through the issuance of equity, those efforts could be limited or hindered by low and/or volatile market prices for our common stock and warrants.

We do not now, and are not expected to in the foreseeable future, meet the initial listing standards of the Nasdaq Stock Market or any other national securities exchange. We presently anticipate that our common stock and warrants will continue to be quoted on the OTCQB or another over-the-counter quotation system. In those venues, our stockholders may find it difficult to obtain accurate quotations as to the market value of their shares of our common stock or warrants and may find few buyers to purchase their stock or warrants and few market makers to support their prices.

An active market for our common stock and warrants may never develop. As a result, investors must bear the economic risk of holding their shares of our common stock and warrants for an indefinite period of time.

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

Additional risks may exist because the business of Enerpulse became a public company through a “reverse merger” transaction. Securities analysts of major brokerage firms may not provide coverage of the Company because there may be little incentive to brokerage firms to recommend the purchase of our common stock. There may also be increased scrutiny by the SEC and other government agencies and holders of our securities prior to the Merger due to the nature of the transaction, as there has been increased focus on transactions such as the Merger in recent years.

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

If equity research analysts do not publish research or reports about our business, or if they issue unfavorable commentary or downgrade our common stock, the market price of our common stock and warrants will likely decline.

The trading market for our common stock and warrants will rely in part on the research and reports that equity research analysts, over whom we have no control, publish about us and our business. We may never obtain research coverage by securities and industry analysts. If no securities or industry analysts commence coverage of our company, the market price for our common stock and warrants could decline. In the event we obtain securities or industry analyst coverage, the market price of our common stock and warrants could decline if one or more equity analysts downgrade our common stock or if those analysts issue unfavorable commentary, even if it is inaccurate, or cease publishing reports about us or our business.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The principal executive offices for the Registrant are located at 2451 Alamo Ave SE, Albuquerque, NM 81706. The property consists of a mixed use commercial office, production, and warehouse facility of 13,400 square feet. We perform all our manufacturing and research and development activities at this location.

We are currently renting our offices under a two-year lease extension from the original March 2007 lease with an annual rent of $50,000 in 2013. This lease extension ended on February 28, 2014. We currently do not own any real property. We believe our present offices are suitable for our current and planned near-term operations and we plan to renegotiate a new lease in 2014. In the interim, the Company is renting on a month to month basis.

Item 3. Legal Proceedings

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is currently no market for the Company's common stock. The Company is listed on the OTCQB and has applied for quotation on the OTCQX. We anticipate meeting the OTCQX requirements upon closing the public offering.

As of December 31, 2013, we had approximately 595 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid cash dividends on our common or preferred stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors.

Equity Compensation Plan Information

For equity compensation plan information refer to Item 12 in Part III of this Annual Report on Form 10-K.

Item 6. Selected Financial Data

The following tables set forth selected consolidated financial data. We derived the selected consolidated statement of operations data for the years ended December 31, 2013 and 2012, and the selected consolidated balance sheet data as of December 31, 2013 and 2012 from our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected for any future period.

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

ENERPULSE TECHNOLOGIES, INC.

Summary Financial Data

	Year Ended
	December 31,
	2013	2012

Statement of Operations Data:
Sales	$459,308	$719,629
Cost of sales	395,978	416,839
Gross profit	63,330	302,790

Selling, general and administrative expenses	3,519,875	2,706,390

Loss from operations	(3,456,545)	(2,403,600)

Other expense	(495,045)	(300,142)

Net loss	$(3,951,590)	$(2,703,742)

Net loss per common share (basic and diluted)	$(0.50)	$(0.43)
Net loss per puttable share (basic and diluted)	$(0.50)	$-
Weighted average number of common shares outstanding (basic and diluted)	7,903,373	6,230,403
Weighted average of number puttable shares outstanding (basic and diluted)	25,538	-

Balance Sheet Data (at end of period):
Cash and cash equivalents	$281,607	$1,116,870
Working (deficit) capital	(34,001)	873,108
Total assets	1,378,464	2,248,859
Total liabilities	885,979	1,112,940
Total stockholder' equity	98,705	1,135,919

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our Consolidated Financial Statements and related Notes thereto included in Part II, Item 8 of this Report and the “Risk Factors” included in Part I, Item 1A of this Report, as well as other cautionary statements and risks described elsewhere in this Report, before deciding to purchase, hold or sell our common stock.

Overview

We were incorporated in the State of Nevada on May 3, 2010 under the name “SMSA Katy Acquisition Corp.” to effect the reincorporation of Senior Management Services of Katy, Inc., or SMSA Katy, a Texas corporation from Texas to Nevada (which was completed by a merger of Senior Management Services of Katy, Inc. into SMSA Katy on May 12, 2010) as part of the implementation of a Chapter 11 reorganization plan of SMSA Katy and its affiliated companies, or the SMS Companies. On January 17, 2007 the SMS Companies filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. On August 1, 2007, the bankruptcy court confirmed the First Amended, Modified Chapter 11 Plan (the “Plan”), as presented by SMS Companies and their creditors. The effective date of the Plan was August 10, 2007.

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

We currently conduct our operations primarily through our wholly-owned subsidiary, Enerpulse, Inc (Enerpulse). We completed a reverse acquisition on September 4, 2013 with Enerpulse, when our wholly-owned subsidiary, Enerpulse Merger Sub, Inc., merged with and into Enerpulse, which is referred to as the Merger. Effective October 4, 2013, we changed our name to Enerpulse Technologies, Inc.

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

Recent Events

None.

Critical Accounting Policies and Estimates

Our consolidated financial statements and related notes included elsewhere in this Form 10-K are prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, net revenue, and expenses, and any related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Changes in accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are material differences between these estimates and our actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.

We believe that the following accounting policies involve a greater degree of judgment and complexity than our other accounting policies. Accordingly, these are the policies we believe are the most critical to understanding and evaluating our consolidated financial condition and results of operations.

Accounts Receivable

We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in our existing accounts receivable. We periodically review our accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets ranging from three to ten years. The estimated useful lives of the assets are as follows:

Description	Estimated Useful Lives
Vehicles, machinery and equipment	5 to 10 years
Office furniture and equipment	7 years
Software	3 years
Leasehold improvements	7 years or lease term, whichever is shorter

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

Research and Development Costs

Research and development costs are expensed as incurred.

Share Based Compensation

FASB ASC 718 “Compensation — Stock Compensation” prescribes accounting and reporting standards for all stock-based payments awarded to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. We account for stock options to employees and nonemployee board members based on the estimated fair value at the date of the grant of the option. We measure the cost of employee services received in exchange for stock options based on the grant date fair value of the award and recognize the cost over the period the employee is required to provide services for the award.

We generally utilize the Black-Scholes option-pricing model to determine fair value of stock option awards. Key assumptions include applicable volatility rates, risk-free interest rates and the instrument’s expected remaining life. These assumptions require significant management judgment.

Income Taxes

We account for income taxes under FASB ASC 740 “Income Taxes.” Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that we will not realize tax assets through future operations.

Intangible Assets

Intangible assets subject to amortization include trademarks and patents which are being amortized on a straight-line basis over the shorter of their legal lives or estimated economic life.

Long-lived Assets

In accordance with FASB ASC 360, “Property, Plant, and Equipment,” we review for impairment of long-lived assets and certain identifiable intangibles whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. We consider the carrying value of assets may not be recoverable based upon our review of the following events or changes in circumstances: the asset’s ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant changes in its strategic business objectives and utilization of the asset; or significant negative industry or economic trends. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset are less than its carrying amount.

Inventory

Inventory is stated at the lower of cost or market and consists of various ignition components, high voltage cables, spark plugs, and high voltage capacitors. Inventory is separated by raw goods, work in progress, and finished goods. The inventory cost method is first-in, first-out. Indirect overhead and indirect labor are allocated on a per unit basis during the work in progress and finished goods stage of production.

Financial Instruments

We determine the fair value of our financial instruments based on the hierarchy established FASB ASC 820, “Fair Value Measurements and Disclosures.” The three levels of inputs used to measure fair value are as follows:

•	Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
•	Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.
•	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The carrying amounts of the financial instruments are reasonable estimates of their fair values due to their short-term nature or proximity to market rates for similar debt.

Recent Accounting Pronouncements

For information on the recent accounting pronouncements which may impact our business, see Note 2 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Results of Operations

Year December 31, 2013, Compared to Year Ended December 31, 2012

Sales

Our sales decreased by 36.3% from $720 thousand in 2012 to $459 thousand in 2013 as a result of fewer stocking orders by “big-box” automotive retailers. This was due to our business decision to allocate more funding to automotive OEM business development activities rather than to further expansion of automotive aftermarket distribution. In addition, during the four months from June 2013 through September 2013, our sales team was furloughed.

Cost of Sales

Our cost of sales decreased by 5.0% from $417 thousand in 2012 to $396 thousand in 2013, due to a corresponding decrease in sales and a reduction in manufacturing yields. During 2013, we experienced decreased yields which resulted in increased scrap. Also, during 2013, we began to write off excess components associated with a phasing out a product line. We recorded $60,000 to cost of sales associated with these inventory adjustments. We currently anticipate that our cost of sales will decrease as a percentage of sales with manufacturing process improvements and greater per unit volume. The raw materials “component costs” are primarily driven by a few key items. The center electrode, the shell containing the ground electrode, and the insulator are all standard components to a conventional spark plug, but can have the most negative impact to the cost of a finished good. Most materials are not unique and are easily obtained through various suppliers, but center and ground electrodes, if made or coated with precious metals such as iridium or platinum can fluctuate in price. At low volume landed cost for each component can double the price if flown air freight versus on the ocean or by ground.

Gross Profit

Our gross profit decreased by 79.2% from $303 thousand in 2012 to $63 thousand in 2013 as a result of the decrease in sales offset by a lower manufacturing yields. The gross profit margin was 13.8% in 2013, which is lower than that of 42.1% in 2012, due primarily to increased cost of sales due to higher scrap from additional end of line testing protocols and transition to new components during the first three quarters of 2013. Subsequent to the period ended September 30, 2013, yields have moved back to normal range with improved profitability.

Selling, General and Administrative Expenses

Our operating expenses increased by 30.1% from $2.7 million in 2012 to $3.5 million in 2013, primarily as a result of costs incurred related to the Merger and additional fees and services related to being a newly public company, as well as an increase in advertising expense, third party testing, and staffing cost associated with new technical position hires.

Other Expense

Other expense increased to $495 thousand in 2013 from $300 thousand in 2012. The increase in other expense is primarily related to the warrant and beneficial conversion feature associated with the $1.75 million convertible note payable issued in August 2013.

Net Loss and Loss Per Share

In 2013, we had a net loss of $4.0 million as compared to $2.7 million in 2012. The increase in 2013 was primarily related to product and business development activities and costs associated with the infrastructure necessary to support our operations, including those related to being a newly public company, the conversion feature and warrant recorded relating to certain notes payable, as well as the decrease in sales. Loss per share, both basic and diluted, for the years ended December 31, 2013 and 2012, was $0.50 and $0.43 per share, respectively.

Liquidity and Capital Resources

As of December 31, 2013, we had cash and cash equivalents on hand of $281,607 and negative working capital of $34,000. We believe that our cash and cash equivalents on hand and working capital will not be sufficient to meet our anticipated cash requirements for the next 12 months. To date, our working capital has been a combination of private investments, stockholder capital contributions, and advances through promissory notes.

Net cash used by operating activities was $3,054,176 and $1,927,012, respectively, for the years ended December 31, 2013 and 2012. The increase is mainly attributable to an increase in net loss of $1,247,848, offset by an increase in non-cash reconciling items of $227,554 primarily related to the amortization of warrants and a beneficial conversion feature.

Cash used in investing activities was $77,068 and $135,425 for the twelve months ended December 31, 2013 and 2012, respectively, consisting of the purchase of equipment and intellectual property, offset by proceeds from sale of equipment during the nine months ended December 31, 2013.

Cash provided by financing activities was $2,295,981 and $2,090,281 for the years ended December 31, 2013 and 2012, respectively. During the year ended December 31, 2013, we received cash from the issuance of common stock in the amount of $1,010,000, secured a convertible note for $1,750,000, made repayments on debt of $398,248, and paid associated offering costs of $65,771.

Our cash position decreased by $835,263 for the year ended December 31, 2013, compared to an increase of $27,844 for the year ended December 31, 2012, for the reasons described above.

As of December 31, 2013, we had outstanding notes payable totaling $166,271, of which none is classified as short-term. Interest expense incurred on all debt was $503,612 and $286,869 for the years ended December 31, 2013 and 2012, respectively.

Pursuant to the contractual redemption right we granted to Gordian on October 21, 2013, we may be required to redeem, at any time on or after May 24, 2014, all of Gordian’s shares of common stock at a redemption price equal to the greater of (a) $300,000 and (b) the fair market value of our common stock at the time of receipt of Gordian’s redemption request.

In October 2012, we entered into a financing agreement to raise $3,260,000 in two tranches through the sale of shares of our stock at $2.22 per share and warrants to purchase one share of our common stock with an exercise price of $2.66 per share. As of December 31, 2012, we had received $2,250,000. During the year ended December 31, 2013, we received an additional $1,010,000 under this private placement.

In August 2013, we received $1,750,000 in exchange for a convertible promissory note, which was converted to common stock in connection with the Merger.

On March 3, 2014, we received $80,000 in financing in exchange for two bridge loans from two employees and warrants to purchase 10,667 shares of common stock at an exercise price of $3.75 per share. The note purchase agreement allows us to borrow up to $400,000 through the issuance of promissory notes. The bridge loans are due within 60 days from issuance, with an annual rate equal to 12% due upon repayment.

We will be seeking capital to execute our business plan and reach positive cash flow from operations. Our base monthly expenses totaled approximately $250,000 in 2013, but this is expected to increase to approximately $400,000 in 2014. In order to successfully execute our business plan, including the planned development and marketing of current products, the net proceeds of a $10 million offering will be required as long-term financing which will be used for research and development (including patent development and protection, prototype development and third party testing), salaries and benefits and general working capital purposes.

We generated minimal revenue in the automotive aftermarket and therefore we do not internally generate adequate cash flows to support our existing operations. Moreover, the historical and existing capital structure is not adequate to fund our planned growth. Our current cash requirements are significant due to the planned development of new products for the natural gas and vehicular OEM markets, marketing of our current aftermarket products, and increased staffing in order to execute our planned strategy. We anticipate generating losses through 2014, but believe the natural gas and aftermarket product lines can break even in late 2014. We anticipate that we will be able to raise sufficient amounts of working capital in the near term through debt or equity offerings as may be required to meet short-term obligations, including by issuing additional common stock through a public offering. On September 30, 2013, the Company filed with the Securities and Exchange Commission (SEC) a Registration Statement on Form S-1 for a proposed public offering of 2,500,000 shares of common stock and warrants to purchase up to an aggregate of 2,500,000 shares of common stock (the “Proposed Offering”). The Company intends to work towards consummating the Proposed Offering during the first quarter of 2014. The exact terms of the Proposed Offering are not known, and the actual number of shares of common stock that the Company sells will depend on multiple factors, including market conditions and the market price of the Company’s common stock. There can be no assurances that market conditions will permit the Company to sell any particular amount of common stock in the Proposed Offering.

There can be no assurance that any financing transaction, if commenced, will be completed or as to the value that any such transaction might have for our stockholders. We have engaged Roth Capital Partners, LLC to assist us in the capital raising process. Future cash flows are subject to a number of variables, including the level of production, economic conditions and maintaining cost controls. There can be no assurance that operations and other capital resources will provide cash sufficient to maintain planned or future levels of capital expenditures.

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

As a result of our losses from operations, minimal revenue generation and limited capital resources, our independent registered public accounting firm’s report on our consolidated financial statements as of, and for the year ended, December 31, 2013, includes an explanatory paragraph discussing that these conditions raise substantial doubt about our ability to continue as a going concern. Our ability to continue to pursue our plan of operations is dependent upon our ability to increase revenues and/or raise the capital necessary to meet our financial requirements on a continuing basis.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following table summarizes our contractual obligations, including interest, and the effect these obligations are currently expected to have on our liquidity and cash flow in future periods, over the periods shown:

	Payments due by Period
	Less than	One to	Three to	More Than
	One Year	Three Years	Five Years	Five Years	Total
Operating lease obligations	$8,334	$-	$-	$-	$8,334
Long-term debt obligations	-	171,323	-	-	171,323
Capital lease obligations	9,456	9,456	-	-	18,912
TOTAL	$17,790	$180,779	$-	$-	$198,569

The above table outlines our obligations as of December 31, 2013 and does not reflect any changes in its obligations that have occurred after that date.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this disclosure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Enerpulse Technologies, Inc.

Albuquerque, New Mexico

We have audited the accompanying consolidated balance sheets of Enerpulse Technologies, Inc. and subsidiary (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enerpulse Technologies, Inc. and subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company reported a net loss of approximately $3,952,000 in 2013, used net cash in operating activities of approximately $3,054,000 in 2013, and has a working capital deficit of approximately $34,000 at December 31, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GHP HORWATH, P.C.

Denver, Colorado

March 13, 2014

PART II.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ENERPULSE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012

ASSETS
Current Assets
Cash and cash equivalents	$281,607	$1,116,870
Accounts receivable, net	92,960	160,982
Other receivables	-	23,380
Inventory, net	299,383	272,444
Other current assets	3,085	9,350
Total current assets	677,035	1,583,026

Other Assets
Intangible assets, net of accumulated amortization of $96,287 and $70,243 in 2013 and 2012, respectively	387,947	321,396
Property and equipment, net	150,586	232,692
Other assets	162,896	111,745

Total assets	$1,378,464	$2,248,859

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$450,646	$245,994
Accrued expenses	253,013	286,378
Current portion of capital lease obligation	7,377	6,276
Current portion of notes payable	-	171,270
Total current liabilities	711,036	709,918

Long-Term Liabilities
Capital lease obligation, net of current portion	8,672	16,049
Notes payable, net of current portion	166,271	386,973
	174,943	403,022

Total liabilities	885,979	1,112,940

Commitments and Contingencies

Puttable Common Stock, 131,287 and no shares issued and outstanding at December 31, 2013 and 2012, respectively; $0.001 par value	393,780	-

Stockholders' Equity
Preferred stock, 10,000,000 shares authorized; no shares issued and outstanding; $0.001 par value	-	-
Common stock, 100,000,000 shares authorized; 8,732,381 and 7,194,910 shares issued and outstanding at December 31, 2013 and 2012, respectively; $0.001 par value	8,733	7,195
Additional paid-in capital	23,659,588	20,744,750
Note receivable, related party	(202,072)	(200,072)
Accumulated deficit	(23,367,544)	(19,415,954)

Total stockholders' equity	98,705	1,135,919

Total liabilities and stockholders' equity	$1,378,464	$2,248,859

The accompanying notes are an integral part of these consolidated financial statements.

PART II.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ENERPULSE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31,
	2013	2012

Sales	$459,308	$719,629
Cost of sales	395,978	416,839
Gross profit	63,330	302,790

Selling, general and administrative expenses	3,519,875	2,706,390

Loss from operations	(3,456,545)	(2,403,600)

Other expense	(495,045)	(300,142)

Net loss	$(3,951,590)	$(2,703,742)

Net loss per common share (basic and diluted) (Note 2)	$(0.50)	$(0.43)
Net loss per puttable common share (basic and diluted) (Note 2)	$(0.50)	$-

Weighted average number of shares outstanding (basic and diluted) - common	7,903,373	6,230,403
Weighted average number of shares outstanding (basic and diluted) - puttable common	25,538	-

The accompanying notes are an integral part of these consolidated financial statements.

PART II.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ENERPULSE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common stock		Additional	Note receivable,	Accumulated
	Shares	Amount	paid-in capital	related party	deficit	Total

Balances, December 31, 2011	5,970,935	$5,971	$18,042,711	$-	$(16,712,212)	$1,336,470

Issuance of common stock, net of offering costs	679,094	679	1,447,630	-	-	1,448,309

Issuance of common stock in exchange for note receivable, related party, including interest of $1,250	87,009	87	198,735	(200,072)	-	(1,250)

Conversion of notes payable and accrued interest to common stock	457,872	458	1,015,674	-	-	1,016,132

Stock based compensation expense	-	-	40,000	-	-	40,000

Net loss	-	-	-	-	(2,703,742)	(2,703,742)

Balances, December 31, 2012	7,194,910	7,195	20,744,750	(200,072)	(19,415,954)	1,135,919

Issuance of common stock, net of offering costs	451,871	452	1,009,548	-	-	1,010,000

Issuance of warrants in connection with convertible note	-	-	90,000	-	-	90,000

Effect of reverse merger adjustment	530,612	531	(531)	-	-	-

Conversion of convertible notes payable, including beneficial conversion feature	686,275	686	2,139,314	-	-	2,140,000

Reclassification and accretion of puttable common stock	(131,287)	(131)	(393,649)	-	-	(393,780)

Stock based compensation expense	-	-	70,156	-	-	70,156

Accrued interest receivable	-	-	-	(2,000)	-	(2,000)

Net loss	-	-	-	-	(3,951,590)	(3,951,590)

Balances, December 31, 2013	8,732,381	$8,733	$23,659,588	$(202,072)	$(23,367,544)	$98,705

The accompanying notes are an integral part of these consolidated financial statements.

PART II.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ENERPULSE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2013	2012

Cash Flows From Operating Activities
Net loss	$(3,951,590)	$(2,703,742)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	70,156	40,000
Amortization	26,044	21,328
Depreciation	80,361	105,106
Gain on sale/disposal of equipment	(13,782)	-
Beneficial conversion feature and amortization of warrants on notes payable	480,000	254,000
Interest on note receivable, related party and convertible notes payable	(2,000)	12,132
Allowance for doubtful accounts	2,878	-
Provision for obsolete inventory	16,463	-
Changes in operating assets and liabilities:
Accounts receivable	65,144	95,941
Inventory	(43,402)	19,451
Accounts payable	204,652	111,105
Accrued expenses	(121,642)	209,250
Other	132,542	(91,583)
Net cash used by operating activities	(3,054,176)	(1,927,012)

Cash Flows From Investing Activities
Purchase of property and equipment	(24,473)	(67,037)
Proceeds from sale of equipment	40,000	-
Purchase of intangible assets	(92,595)	(68,388)
Net cash used by investing activities	(77,068)	(135,425)

Cash Flows From Financing Activities
Proceeds from issuance of common stock, net of offering costs	1,010,000	1,448,309
Payments on deferred offering costs	(65,771)	-
Proceeds from convertible notes payable	1,750,000	750,000
Payments on notes payable	(398,248)	(108,028)
Net cash provided by financing activities	2,295,981	2,090,281
Net (decrease) increase in cash and cash equivalents	(835,263)	27,844
Cash and cash equivalents at beginning of year	1,116,870	1,089,026
Cash and cash equivalents at end of year	$281,607	$1,116,870

Supplement cash flow information:
Cash paid for interest	$25,682	$41,359

Noncash investing and financing activities:
Exchange of convertible notes for common stock, including accrued interest	$1,750,000	$762,132
Note receivable from related party in exchange for stock	$-	$198,822
Accrued expenses included in deferred offering costs	$88,277	$-
Reclassification and accretion of puttable common stock	$393,780	$-
Equipment acquired under capital lease	$-	$22,325

The accompanying notes are an integral part of these consolidated financial statements.

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

The Merger was accounted for as a reverse acquisition and a recapitalization of Enerpulse. Enerpulse is the acquirer for accounting purposes and L2 MDC is treated as the acquired company. As a result of the Merger, Enerpulse’s historical financial statements for the periods prior to the acquisition have been retroactively restated for, and give effect to, the number of shares received in the Merger. The accumulated deficit of Enerpulse was carried forward after the acquisition.

Effective October 4, 2013, L2 MDC changed its name to Enerpulse Technologies, Inc.

Management’s Plans

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of approximately $3,952,000 and $2,704,000 for the years ended December 31, 2013 and 2012, respectively, and anticipates a net loss for 2014. The Company also used net cash in operations of approximately $3,054,000 and $1,927,000 for the years ended December 31, 2013 and 2012, respectively, and has a working capital deficit of approximately $34,000 at December 31, 2013. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management’s plans are to secure additional funding to cover working capital needs until positive cash flow from operations occurs, which is anticipated to commence in 2015. The Company has a history of securing funding from various venture capital firms (approximately $22 million) since 2004. In August 2013, the Company raised $1,750,000 in exchange for a convertible promissory note which is expected to fund the Company through the first quarter of 2014. On September 30, 2013, the Company filed with the United States Securities and Exchange Commission (SEC) a Registration Statement on Form S-1 for a proposed public offering of 2,500,000 shares of common stock and warrants to purchase up to an aggregate of 2,500,000 shares of common stock for gross proceeds of between $7.5 million and $10.0 million (the “Proposed Offering”). The Company intends to work towards consummating the Proposed Offering during the first quarter of 2014. The exact terms of the Proposed Offering are not known, and the actual number of shares of common stock and warrants that the Company may sell and the proceeds it may receive will depend on multiple factors, including market conditions and the market price of the Company’s common stock. There can be no assurances that market conditions will permit the Company to sell any particular amount of common stock or warrants in the Proposed Offering. There can be no assurance that any financing transaction, if commenced, will be completed or as to the value that any such transaction might have for our stockholders.

On March 3, 2014, the Company received $80,000 in financing in exchange for two bridge loans from two employees and warrants to purchase 10,667 shares of common stock at an exercise price of $3.75 per share. The bridge loans are due within 60 days from issuance, with an annual rate equal to 12% due upon repayment. The note purchase agreement allows the Company to borrow up to $400,000 through the issuance of promissory notes. Management believes this financing will enable the Company to continue to operate through the closing of the Proposed Offering.

Note 2 - Summary of Significant Accounting Policies

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Concentrations of Credit Risk

The Company, in the ordinary course of business, may maintain bank balances in excess of the Federal Deposit Insurance Corporation’s (FDIC) insurance limits. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Accounts Receivable

Accounts receivable represent the amount billed to, but uncollected from customers. Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by identifying past due accounts. Accounts receivable are written off when deemed uncollectible. A receivable is considered to be past due if any portion of the receivable balance is outstanding for more than 90 days past each respective customer’s terms. The allowance for doubtful accounts was approximately $2,900 as of December 31, 2013. No allowance was considered necessary as of December 31, 2012. No interest is charged on late accounts.

Revenue Recognition

The Company recognizes revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the sales price is fixed or determinable; and (4) collectability is reasonably assured. This generally occurs upon shipment to the customer. Substantially all of the Company’s revenue is generated from direct sales of its product to the automotive and powersports aftermarkets.

Fair Value Measurements

The carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short maturities. The carrying value of long-term debt approximates fair value as the interest rates on the outstanding borrowings are at rates that approximate market rates for borrowings with similar terms and maturities. The carrying amounts of receivables from related parties are not practicable to estimate based on the related party nature of the underlying transactions.

Fair Value of Financial Instruments

The Company accounts for financial instruments utilizing a framework for measuring fair value in generally accepted accounting principles. To increase consistency and comparability in fair value measurements, a fair value hierarchy is used that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

Level 1 — quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2 — observable inputs other than Level 1, quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and model-derived prices whose inputs are observable or whose significant value drivers are observable; and

Level 3 — assets and liabilities whose significant value drivers are unobservable.

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions. Unobservable inputs require significant management judgment or estimation. In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy. In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement. Such determination requires significant management judgment. As of December 31, 2013, cash and cash equivalents measured at fair value were classified as Level 1, and the puttable common stock was classified as Level 2. As of December 31, 2012, there were no financial assets or liabilities measured at fair value, with the exception of cash and cash equivalents which were classified as Level 1.

Inventory

Inventory is stated at the lower of cost or market and consists of various ignition components, high voltage cables, spark plugs, and high voltage capacitors. Inventory is separated by raw goods, work in progress, and finished goods. The inventory cost method is first-in, first-out. Indirect overhead and indirect labor are allocated on a per unit basis during the work in progress and finished goods stage of production. The Company monitors inventory for turnover and obsolescence and records a reserve for excess and obsolete inventory as deemed necessary. As of December 31, 2013 and 2012, the Company had recorded a reserve of approximately $24,500 and $8,000, respectively.

Property and Equipment

Property and equipment are carried at cost. Depreciation of property and equipment is charged to operations over the estimated useful lives of the assets based on the following useful lives:

Software	3 years
Vehicles	5 years
Equipment	5 – 10 years
Leasehold improvements	7 years
Furniture and fixtures	7 years

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, and leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the assets. Property and equipment are not depreciated/amortized until placed in service. Upon retirement or disposal of assets, the accounts are relieved of cost and accumulated depreciation and the related gain or loss is reflected in earnings.

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation expense totaled $80,361 and $105,106 for the years ended December 31, 2013 and 2012, respectively.

Intangible Assets

Intangible assets subject to amortization include trademarks and patents which are being amortized on a straight-line basis over the shorter of their legal lives or estimated economic life. Intangible assets are recorded at a cost of $484,234 and $391,639 as of December 31, 2013 and 2012, respectively. Amortization expense was $26,044 and $21,328 for the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013, future amortization expense for intangible assets is estimated to be approximately $28,500 for each of the years ending December 31, 2014 through 2018, and approximately $245,500 in years thereafter.

Impairment of Long-lived Assets

Management reviews and evaluates long lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Recoverability is measured by comparing the total estimated future cash flows on an undiscounted basis to the carrying amount of the assets. If such assets are considered to be impaired, an impairment loss is measured and recorded based on the amount that carrying value exceeds discounted estimated future cash flows. Management’s estimates of future cash flows are based on numerous assumptions, and it is possible that actual future cash flows will be significantly different than the estimates, which are subject to significant risks and uncertainties. Management believes there is no impairment to long lived assets as of December 31, 2013 and 2012.

Offering Costs

Deferred offering costs are included in other non-current assets as of December 31, 2013. Deferred offering costs consist principally of legal, accounting and underwriters’ fees incurred through December 31, 2013 that are directly attributable to the Proposed Offering and will be charged against the gross proceeds received upon the completion of the Proposed Offering or charged to expense if the Proposed Offering is not completed. As of December 31, 2013, approximately $154,000 of deferred offering costs were included in other non-current assets.

Research and Development

Research and development costs are charged to operations when incurred and are included in selling and administrative expenses. The amounts charged for the years ended December 31, 2013 and 2012 amounted to $285,811 and $159,883, respectively.

Net Loss Per Share

Net loss per share is calculated using the two-class method per U.S. GAAP. Under the two-class method, the Company treats only the portion of the periodic adjustment to the puttable common stock’s carrying amount that reflects redemption in excess of fair value like a dividend. Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period as follows:

	2013		2012
	Common	Puttable	Common
Weighted average shares of stock used in basic and diluted loss per share	7,903,373	25,538	6,230,403

Allocation of net loss	$(3,938,862)	$(12,728)	$(2,703,742)

Basic and diluted net loss per share	$(0.50)	$(0.50)	$(0.43)

The weighted average number of shares used to compute diluted net loss per share excludes any assumed exercise of stock options and warrants as the effect would be antidilutive. Common stock equivalents of approximately 2.4 million and 2.0 million for the years ended December 31, 2013 and 2012, respectively, were excluded from the calculation because of their antidilutive effect.

Income Taxes

Deferred income tax assets and liabilities arise from temporary differences associated with differences between the financial statements and tax basis of assets and liabilities, as measured by the enacted tax rates which are expected to be in effect when these differences reverse. Deferred tax assets and liabilities are classified as current or non-current, depending on the classification of the assets or liabilities to which they relate. Deferred tax assets and liabilities not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. The Company is no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years before 2010.

The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. As of December 31, 2013 and 2012, no liabilities for uncertain tax positions have been recorded.

Advertising

The Company expenses advertising and marketing costs as incurred. Advertising expense was $142,715 and $77,266 for the years ended December 31, 2013 and 2012, respectively. Marketing expense was $125,090 and $21,502 for the years ended December 31, 2013 and 2012, respectively.

Shipping and Handling Costs

Total customer shipping and handling expenses of $26,231 and $30,709 were included in selling, general and administrative expenses for the years ended December 31, 2013 and 2012, respectively.

Stock-Based Compensation

The Company accounts for stock options to employees and nonemployee board members based on the estimated fair value at the date of the grant of the option. The Company measures the cost of employee services received in exchange for stock options based on the grant date fair value of the award and recognizes the cost over the period the employee is required to provide services for the award.

The Company generally utilizes the Black-Scholes option-pricing model to determine fair value of stock option awards. Key assumptions include applicable volatility rates, risk-free interest rates and the instrument’s expected remaining life. These assumptions require significant management judgment.

Warranties

The Company warrants its products against defects in design, materials, and workmanship, generally for four years on average. A provision for estimated future costs relating to warranty expense is considered immaterial to the overall financial statements and therefore is recorded when warranty cost is incurred. Warranty expense totaled $23,768 and $26,508 for the years ended December 31, 2013 and 2012, respectively.

Reclassifications

Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or accumulated deficit.

Recent Accounting Pronouncements

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

Subsequent Events

The Company has evaluated subsequent events through the time of the filing of this Annual Report on Form 10-K with the SEC.

Note 3 – Inventory, Net

Inventory, net consisted of the following:

	2013	2012

Raw material	$218,137	$178,485
Work in process	22,539	18,564
Finished goods	58,707	75,395

Total inventory, net	$299,383	$272,444

During 2013, the Company experienced decreased yields which resulted in increased scrap of approximately $58,500. Also, during 2013, the Company began to write off excess components associated with a phasing out a product line. The Company recorded $60,000 to cost of sales associated with these inventory adjustments.

Note 4 – Property and Equipment, Net

Property and equipment, net consisted of the following:

	2013	2012

Vehicles	$22,679	$91,652
Software and equipment	728,955	715,172
Furniture and fixtures	18,790	17,153
Leasehold improvements	252,406	243,352
	1,022,830	1,067,329
Less accumulated depreciation	872,244	834,637

Total property and equipment	$150,586	$232,692

Note 5 – Notes Payable

Notes payable consisted of the following:

	2013	2012

LWM, LLC, with an annual interest rate equal to the Federal Funds Rate (as announced by the Federal Reserve Bank of New York) for the first day of the calendar year, 1.0% at December 31, 2013; unsecured; due on September 5, 2016	$166,271	$-
D. Wood Holdings, LLC, payable without interest (interest imputed at 1.71%); unsecured; due on demand; refinanced and consolidated under a new note payable with LWM, LLC on September 5, 2013, to extend the maturity date to September 5, 2016.	-	131,279
Spark Assembly, LLC, payable without interest (interest imputed at 1.71%); unsecured; refinanced and consolidated under a new note payable with LWM, LLC on September 5, 2013 to extend the maturity date to September 5, 2016.	-	34,992
New Mexico Community Development Loan Fund, payable with interest at 8.0%; monthly payments of $690, due March of 2015, note is secured by vehicle: repaid in full in August 2013 in connection with $1.75 million debt financing. See Note 6.	-	16,972
Silicon Valley Bank, term loan with interest at 2.5% above the bank’s prime rate, 5.75% at December 31, 2012; payable in interest only for the first three months, then principal and interest payments in 36 equal monthly installments beginning in April of 2012, secured by various collateral as described in security agreement; repaid in full in August 2013 in connection with $1.75 million debt financing. See Note 6.	-	375,000
	166,271	558,243
Current portion	-	171,270

Long-term portion	$166,271	$386,973

Note 6 – Convertible Debt

In August 2013, the Company received $1,750,000 through the issuance of a convertible note (the “Convertible Note”) and a warrant to purchase 87,500 shares of common stock to a third party investor (the “Holder”). The Company estimated the fair value of the warrant using the Black-Scholes option-pricing model to be $90,000, which was amortized to interest expense in 2013. The Convertible Note bore interest at a rate of 8% per annum and was due in full on the earlier of July 1, 2014 or the closing date of a change in control of the Company, unless earlier converted into common stock of the Company. The warrant expires in three years from the date of its issuance. Pursuant to the terms of the Convertible Note, it automatically converted into common stock of the Company on the first day that the Company’s securities became publicly traded (the “IPO”) at a conversion price of 85% of the price per share at which securities are to be sold in the IPO. In conjunction with the reverse merger, the Convertible Note converted into 686,275 shares of common stock. Upon conversion, the Company recorded $390,000 of additional interest expense which was equal to the intrinsic value of the beneficial conversion feature.

In consideration for entering into the Convertible Note, the Company granted the Holder the sole and exclusive right to market, for the purpose of sale, certain of its products (PCI plugs designed for natural gas fueled internal combustion engines) in all countries of North America.

In June 2012, the Company received financing in the amount of $750,000 in exchange for convertible notes that were convertible into common stock of the Company. Interest was compounded annually at a rate of 8% and was due with principal in October 2012 upon the maturity of the notes. In October 2012, the notes and accrued interest of $12,132 were converted to common stock at a conversion price of $1.66 per share, resulting in the issuance of 457,872 shares of common stock. The notes were convertible at 75% of the price per share at which shares of the common stock were sold pursuant to a qualified offering, as defined in the convertible note agreements. Upon conversion, the Company recorded $254,000 of additional interest expense which was equal to the intrinsic value of the beneficial conversion feature.

Note 7 – Operating Leases

In February 2012, the Company entered into a two-year lease for an office, which expired on February 28, 2014. The lease took effect in March 2012 with a monthly rent of $3,750 through February 2013 then $4,167 thereafter. Rent expense was $49,170 and $51,043 for the years ended December 31, 2013 and 2012, respectively. The Company pays property taxes on the property leased. Property tax expense was $12,669 and $12,241 for the years ended December 31, 2013 and 2012, respectively. The Company is currently negotiating the extension of the lease which management believes will be renewed at substantially the same terms. In the interim, the Company is renting on a month to month basis.

The Company leases an apartment for their Chief Executive Officer, currently on a month to month basis. Rent expense was $17,705 and $15,750 for the years ended December 31, 2013 and 2012, respectively.

Note 8 – Capital Lease

In December 2012, the Company entered into a long-term capital lease for equipment with a principal amount of $22,325, with payments beginning in January 2013. Monthly installments are $788, including principal and interest at an imputed rate of approximately 16.3%. Depreciation of $4,775 and $398 was recorded in 2013 and 2012, respectively, based on the date the equipment was placed in service. Current principal payments are $7,377, and long-term principal payments are $8,672 as of December 31, 2013.

Future minimum lease payments under the capital lease are payable in future years as follows:

2014	$9,456
2015	9,456
Net minimum lease payments	18,912
Less amounts representing interest	(2,863)

Capital lease obligation payable	$16,049

Note 9 – Income Taxes

The Company is a successor as a result of a tax-free reorganization from the 2004 merger of Enerpulse, Inc., a Florida corporation, into Enerpulse, Inc. a Delaware corporation. As such, the pre-merger net operating loss carryovers applicable to the predecessor corporation will carryforward for tax purposes to the successor corporation. The tax loss carryforward at December 31, 2013 available to the Company is estimated to be approximately $22 million for federal and approximately $16.2 million for state purposes. Federal net operating loss carry forwards expire through 2033 and state net operating loss carry forwards expire through 2018.

A reconciliation of the statutory Federal income tax rate to the Company’s effective income tax rate applied to pre-tax loss is as follows:

	Year ended December 31,
	2013	%	2012	%

Computed "expected" tax benefit	$1,344,307	34%	$919,272	34%

State income taxes, net of Federal income tax effect	197,692	5%	135,187	5%

Permanent differences and other	(170,203)	(4)%	(217,222)	(8)%

Change in valuation allowance	(1,371,796)	(35)%	(837,237)	(31)%

	$-	-	$-	-

Deferred tax assets and liabilities represent the future impact of temporary differences between the financial statement and tax bases of assets and liabilities and are as follows:

	Year ended December 31,
	2013	2012
Deferred tax assets
Net operating loss (NOL) carry forwards	$8,298,115	$6,911,195
Bad debt allowance	1,121	-
Accrued liabilities	7,404	97,109
Depreciation and amortization	46,231	-
Inventory reserves	9,558	3,138
Stock based compensation	8,653	15,600
Total deferred tax assets	8,371,082	7,027,042

Deferred tax liabilities
Depreciation and amortization	-	(27,756)
Total deferred tax liabilities	-	(27,756)

Valuation allowance	(8,371,082)	(6,999,286)

Net deferred tax assets	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has provided a valuation allowance of 100% of its net deferred tax assets due to the uncertainty of generating future profits that would allow for the realization of such deferred tax assets.

Pursuant to United States Internal Revenue Code Section 382, since the Company underwent an ownership change, the NOL carry-forward limitations impose an annual limit on the amount of the taxable income that may be offset by the Company’s NOL generated prior to the ownership change. Therefore, the Company may be unable to use a significant portion of its NOL to offset future taxable income.

Note 10 - Capital Stock

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

The Company has two classes of capital stock, common and preferred, both of which have a $0.001 par value. The Company is authorized to issue 100,000,000 shares of common stock and 10,000,000 shares of preferred stock.

On October 21, 2013, the Company and a shareholder that was issued 131,287 shares of common stock for the settlement of offering costs of $300,000 during 2011, entered into an agreement that requires the Company to redeem these shares at the shareholder’s request, at any time on or after May 24, 2014. Upon any such redemption request by the shareholder, the Company will be required to make an aggregate cash payment equal to the greater of (a) $300,000 and (b) the fair market value of Company common stock at the time of their receipt of the shareholder’s redemption request. As a result, as of the date of the redemption agreement, the Company reclassified the puttable common stock out of “permanent equity” into “temporary equity” and valued the shares based on the estimated fair value of its common stock ($3 per share) as of December 31, 2013.

In 2013, the Company sold 451,871 shares of common stock for cash proceeds of $1,010,000 along with warrants to purchase 225,936 shares of common stock (see Note 11) at an exercise price of $2.66 per warrant.

In 2012, 87,009 shares of common stock were issued to a related party at $2.29 per share in exchange for a note receivable of $198,822. See Note 13.

In 2012, 1,136,966 shares of common stock along with warrants to purchase 508,516 shares of common stock (See Note 11) were issued to various investors. Of this amount, 679,094 shares and 339,547 warrants were issued for cash proceeds at $2.22 per share, and 457,872 shares and 168,969 warrants were issued in exchange for the conversion of notes payable and accrued interest at $1.66 per share. Direct costs associated with the issuance of stock were netted against the proceeds of the offering.

Dividends

The Company shall not declare, pay or set aside any dividends on shares of any other class or series of capital stock of the Company other than dividends on shares of common stock payable in shares of common stock.

Note 11 - Warrants

On August 16, 2013, Enerpulse entered into a convertible note purchase agreement with Freepoint Commerce Marketing LLC (“Freepoint”), pursuant to which Enerpulse agreed to issue and sell, and Freepoint agreed to purchase, a senior convertible promissory note in the principal amount of $1,750,000 and the Freepoint Warrant. The Freepoint Warrant becomes exercisable on the date the Company completes an initial public offering and expires on July 1, 2016. The warrant is exercisable for 87,500 shares of the Company’s common stock. The exercise price of the warrant is equal to 120% of the per share price to be obtained in the Proposed Offering. The warrant may also be exercised on a cashless basis if the fair market value of one share of common stock on the calculation date is greater than the exercise price of the warrant. The shares issuable upon exercise of the warrant are subject to adjustment for stock splits, stock dividends, reclassifications, reorganizations or other changes of the securities into which the warrant becomes exercisable.

In March 2013, the Company issued 225,936 warrants to investors to purchase common stock at an exercise price of $2.66 per share. The warrants were issued in connection with an offering of common stock to the same investors that purchased the shares of common stock for cash and vested upon the closing of the financing from the investors. The warrants expire in 10 years from the date of their issuance.

In October 2012, the Company issued 508,516 warrants to investors to purchase common stock at an exercise price of $2.66 per share. These warrants were issued in connection with the common stock offering to the same investors that purchased the shares of common stock for cash and vested upon the closing of the financing from the investors. The warrants expire in 10 years from their issuance.

On December 16, 2011, Louis S. Camilli purchased 87,009 shares of common stock and a warrant to purchase up to 15,537 shares of common stock for an aggregate purchase price of $198,822. The warrant is exercisable at an exercise price of $6.3976 and will expire on December 31, 2016. The warrant may also be exercised on a cashless basis if the fair market value of one share of common stock on the calculation date is greater than the exercise price of the warrant. The shares issuable upon exercise of the warrant are subject to adjustment for stock splits, stock dividends, reclassifications, reorganizations or other changes of the outstanding securities of the Company.

In May 2011, the Company issued 437,624 and 6,566 (total of 444,190) warrants to investors to purchase common stock at an exercise price of $2.74 and $2.28 per share, respectively. The 437,624 warrants were issued in connection with the common stock offering to the same investors that purchased the shares of common stock for cash and vested upon the closing of the financing from the investors. The warrants expire in 10 years from the date of their issuance. The 6,566 warrants were issued to Silicon Valley Bank in connection with a debt financing and expire in 10 years from the date of their issuance. The fair value of these warrants was determined to be nominal.

In November 2009 and February 2010, the Company issued 416,724 and 99,220 warrants, respectively, to investors to purchase common stock at an exercise price of $2.01 per share. The warrants were issued in connection with offerings of common stock to the same investors that purchased the shares of common stock for cash and vested upon the closing of the financings from the investors. The warrants expire in 10 years from the dates of their issuance.

In January 2007, the Company issued 35,514 warrants to investors to purchase common stock at an exercise price of $5.63 per share. The warrants were issued in connection with an offering of common stock to the same investors that purchased the shares of common stock for cash and vested upon the closing of the financing from the investors. The warrants expire in 10 years from the date of their issuance.

Note 12 – Stock Based Compensation

The Company provides stock-based compensation to employees, directors and consultants, under the Company’s 2013 Equity Incentive Plan (the “Plan”). In conjunction with the Merger, Enerpulse’s former plan, the 2007 Stock Option Plan was replaced by the Plan.

The Plan permits the grant of share options and shares to the Company’s employees for up to 1.5 million shares of common stock. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on three years of continuous service and have 10-year contractual terms. Certain option and share awards provide for accelerated vesting if there is a change in control, as defined in the Plan.

The Company estimates the fair value of the share-based awards on the date of grant using the Black-Scholes option-pricing model. Using the Black-Scholes model, the value of the award that is ultimately expected to vest is recognized over the requisite service period in the statement of operations. Option forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company attributes compensation to expense using the straight-line single option method for all options granted.

The Company’s determination of the estimated fair value of share-based payment awards on the date of grant is affected by the following variables and assumptions:

•	Estimated option term — based on historical experience with existing option holders; if no historical experience exists, the Company utilizes the simplified method of determining the option term by dividing the sum of the contractual term and vesting term by two;

•	Estimated dividend rates — based on historical and anticipated dividends over the estimated life of the option;

•	Risk-free interest rates — with maturities that approximate the expected life of the options granted;

•	Estimated stock price volatility — calculated over the expected life of the options granted, which is calculated based on the historical stock price volatility of publicly-traded companies that operate a similar industry to that of the Company,

The Company utilized assumptions in the estimation of the fair value of stock options granted for the years ended December 31, 2013 and 2012 as follows: estimated option term of 2 to 6.5 years; estimated dividend rate of 0%; estimated risk-free interest rate of 1 to 2.5%; and estimated stock price volatility of 60%. Stock options granted prior to 2012 were determined to have a nominal value at the dates of grant.

The following is a summary of stock option activity:

	Shares	Exercise Price
Outstanding at
January 1, 2012	347,789	$0.91 - 1.01
Granted	134,243	$0.91 - 1.01
Exercised	-	$-
Forfeited	(6,762)	$0.91
Outstanding at
December 31, 2012	475,270	$0.91 - 1.01
Granted	204,499	$0.91 - 3.00
Exercised	-	$-
Forfeited	-	$-
Outstanding at
December 31, 2013	679,769	$0.91 - 3.00

Summarized information about stock options outstanding as of December 31, 2013 is as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.91 - 1.01	491,180	3.99	$0.94	265,232	$0.93
$3.00	188,589	9.79	$3.00	2,983	$3.00

A summary of status of the Company’s non-vested stock options for the year ended December 31, 2013 is as follows:

	Nonvested Shares Under Option	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2013	295,070	$0.37
Granted	204,499	$1.68
Vested	(103,482)	$0.62
Forfeited	-	$-

Nonvested at December 31, 2013	396,087	$0.94

In 2013, the Company issued 204,499 stock options to employees to purchase shares of common stock at exercise prices of $0.91 - $3.00 per option. In 2012, the Company issued 134,243 stock options to employees to purchase shares of common stock at exercise prices of $0.91 - $1.01 per option. The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2013 was approximately $1,013,000 and $547,000, respectively.

The weighted average grant date fair value of options granted during the years ended December 31, 2013 and 2012 were $1.68 and $0.51, respectively. No options were exercised during the years ended December 31, 2013 and 2012.

In July 2012, the Company approved the modification of all then outstanding options to reduce the exercise price to $0.91 per option. The modification of the terms of these options resulted in incremental compensation expense of approximately $22,000, which has been recorded in 2012.

The Company recorded compensation expense related to employee stock options of $70,156 and $18,000 for the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013, the Company had approximately $367,000 of unrecognized compensation cost related to stock options that is to be recognized over a weighted average period of 1.91 years.

Note 13 – Related Party Transactions

On May 1, 2012, the Company received a note receivable from an owner for $198,822 in exchange for 87,009 shares of common stock. The note is due on May 1, 2018 and carries interest at a variable rate according to the Applicable Federal Rate (1.00% and 0.95% as of December 31, 2013 and 2012). The note is unsecured.

The Company has recorded interest income of $2,000 and $1,250 related to the promissory note for the years ended December 31, 2013 and 2012, respectively. The receivable (which includes accrued interest) has been classified as a reduction of stockholders’ equity on the consolidated balance sheets as of December 31, 2013 and 2012.

Note 14 – Concentrations

The credit risk for customer accounts is concentrated because the balances due from two of the Company's customers comprise approximately 83% and 86% of the total carrying amount of accounts receivable at December 31, 2013 and 2012, respectively. In addition, three customers comprise approximately 38% and 49% of total revenue for the years ended December 31, 2013 and 2012, respectively.

The risk related to vendor accounts is concentrated because the balances due to two and three of the Company's vendors comprise approximately 66% and 62% of the total carrying amount of accounts payable at December 31, 2013 and 2012, respectively. In addition, three and two vendors, respectively, comprise approximately 57% and 69% of total purchases for the years ended December 31, 2013 and 2012, respectively.

Note 15 – Non-Qualified Deferred Compensation Plan

On October 1, 2011, the Company entered into a grantor Rabbi Trust Agreement (the “Trust”) under a Nonqualified Deferred Compensation Plan (the “NDC Plan”) to establish a contract for the payment of deferred compensation. The bank holds the investments and is also the trustee. It is the intention of the parties that this Trust shall constitute an unfunded arrangement and shall not affect the status of the NDC Plan as an unfunded plan maintained for the purpose of providing deferred compensation for a select group of management or highly compensated employees for purposes of Title I of the Employee Retirement Income Security Act of 1974.

The Trust assets are subject to the claims of the creditors of the Company in the event of the Company’s insolvency. All administrative fees of the Trust are paid by the Company. The NDC Plan is an elective plan whereby the participants may elect to defer compensation into the NDC Plan. At the discretion of the Company, additional deposits may be made by the Company for the NDC Plan participants. Upon certain distributable events, the participants of the NDC Plan may receive benefit payments, but the NDC Plan is not guaranteed. Prior to 2012, compensation of $151,308 was elected to be deferred by NDC Plan participants and the Company transferred $5,000 to the Trust. The Company’s books do not reflect a liability for the deferred compensation due to the nature of the contingency contained in the NDC Plan agreement. There was no additional funding during the years ended December 31, 2013 and 2012.

The assets held in the Trust under the NDC Plan as of December 31, 2013 and 2012 are as follows:

	Cost	Gross Cumulative Unrealized Gains	Gross Cumulative Unrealized Losses	Fair Market Value

Cash	$5,000	$-	$-	$5,000

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2013 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s consolidated financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal control over financial reporting during the fourth quarter 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting..

Internal Controls over Financial Reporting:

During the preparation of its annual report on Form 10-K for the year ended December 31, 2013, and in connection with the reverse acquisition between the Company and Enerpulse, Inc. (“Enerpulse”) (the accounting acquirer in the reverse acquisition), the Company’s management determined that it was not possible to complete an effective assessment of Enerpulse’s internal control over financial reporting due to the short period of time elapsing between the consummation date of the reverse acquisition, which occurred on September 4, 2013, and the date of management’s assessment of internal control over financial reporting, which would be December 31, 2013.

Item 308(a) of Regulation S-K, as it applies to the non-operating public shell company (the legal acquirer in the reverse acquisition), also requires the Company’s management to assess its internal control over financial reporting without Enerpulse as of December 31, 2013. However, immediately upon the completion of the acquisition of Enerpulse, substantially all of the legal acquirer’s legacy internal controls that were previously part of the pre-acquisition non-operating public shell company were supplemented and replaced by controls relevant to the Company consolidated with Enerpulse. In addition, management of the legal acquirer was replaced after the reverse acquisition by management of the accounting acquirer.

From the date of the reverse acquisition through December 31, 2013, the net liabilities and operations of the legal acquirer are insignificant when considered with the consolidated financial statements as a whole. Therefore, the Company’s management does not believe that it would be meaningful to provide an assessment on internal controls of the legal acquirer, as the reverse acquisition was closed near year-end and because only a short period of its operations, which are insignificant, are included in the consolidated financial statements. The Company’s management further believes that such an assessment of only the legal acquirer would be of limited value to the Company’s stockholders as of December 31, 2013 and could be misleading, as the assessment of the accounting acquirer’s internal controls over financial reporting have been excluded as noted above.

Considering the facts and circumstances outlined above, the Company’s management believes that it was appropriate to exclude management’s report on internal controls entirely from this Annual Report on Form 10-K for the year ended December 31, 2013. Internal controls that are properly designed and documented to reflect the controls of the consolidated company will be fully implemented and tested in calendar year 2014. The Company’s management is currently in the process of making its initial assessment of internal controls of the consolidated company and will provide management’s report on the consolidated company’s internal control over financial reporting as of December 31, 2014 in its next Annual Report on Form 10-K.

ITEM 9B. Other information

On October 21, 2013, we entered into an agreement to grant to Gordian Group LLC, or Gordian, a contractual right, filed as Exhibit 10.16 to our Registration Statement on Form S-1/A filed on February 3, 2014, to require us to redeem all of their shares of common stock at any time on or after May 24, 2014. The aggregate redemption price we are obligated to pay Gordian in connection with a redemption of all of their common stock is equal to the greater of (a) $300,000 and (b) the fair market value of our common stock at the time of our receipt of Gordian’s redemption request.

Part III

ITEM 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth certain information regarding the executive officers and directors of the Company as of December 31, 2013:

Name	Age	Position
Joseph E. Gonnella	67	Chief Executive Officer and Director
Louis S. Camilli	67	President, Secretary and Chief Technology Officer
Bryan C. Templeton	50	Chief Financial Officer and Treasurer
Michael J. Hammons	43	Chairman of the Board and Director
Timothy L. Ford	57	Director

Biographies

Joseph E. Gonnella, Chief Executive Officer and Director — Mr. Gonnella is currently the Chief Executive Officer and a director of Enerpulse. Mr. Gonnella has been a director of Enerpulse Inc. since July 2004 and its Chief Executive Officer since May 2011. Prior to working with Enerpulse, Inc., Mr. Gonnella served as President and Chief Operating Officer of Drivesol, Inc. from January 2008 to September 2008. At that time, Drivesol was a manufacturer of electro-mechanical systems with sales of $350 million to the global automotive market. His responsibilities included oversight of Drivesol’s worldwide manufacturing and financial goals. From October 2000 to December, 2007 he was the President and Chief Executive Officer of Wabash Technologies, Inc., a company that designs and manufactures electronic components for the global automotive industry. Mr. Gonnella had full P&L responsibility for this $110 million business. As Senior Vice President of Engelhard Corporation from September 1992 to September 1999, the world’s largest producer of automotive catalytic converters, Mr. Gonnella led Engelhard’s $500 million Environmental Products Group. In June 1984, Mr. Gonnella established Interamerican Trade Corporation (ITC). ITC established US subsidiaries for off-shore manufacturers of automotive parts and managed their distribution to OEM and aftermarket channels. Mr. Gonnella served as president and COO of ITC and was responsible for negotiating contracts with off-shore manufacturers, managing their US subsidiaries and managing ITC’s global logistics. From June 1989 to August 1992, Mr. Gonnella was President of the Automotive Products Group of Amcast Industrial Corporation, which was a manufacturer of structural aluminum components for the US automotive industry. Here, Mr. Gonnella had full P&L responsibility and led multiple US-based manufacturing facilities. Mr. Gonnella started his career in operations at General Motors Corporation in 1973 and held various positions there until 1984, including Director of Industrial Engineering and Director of Overseas Ventures, in which he negotiated multiple joint ventures on behalf of General Motors. None of the aforementioned companies are a parent, subsidiary or affiliate of the Company, except for Enerpulse, Inc.. Mr. Gonnella earned a BS degree in Industrial Management from Wright State University in 1973 and an MBA in Finance from the University of Dayton in 1981.

We believe that Mr. Gonnella’s extensive experience in the automotive sector and his demonstrated track record in successfully leading technology-based businesses qualifies him as a director of the Company.

Louis S. Camilli, President, Secretary and Chief Technology Officer — Mr. Camilli is currently the President and Chief Technology officer of Enerpulse. Mr. Camilli held these positions at Enerpulse, Inc. since it was founded in May 1998. He is the developer of the Pulstar® technology in which the Company holds a patent. From December 1994 to May 1998, Mr. Camilli served as president of HDI Systems, Inc., the incubator for all technology commercialized by the Company, where he developed and patented the first pulse power ignition devices. None of the aforementioned companies are a parent, subsidiary or affiliate of the Company, except for Enerpulse, Inc.. Mr. Camilli obtained a BA in Mathematics from Texas A&M University in 1968 and was awarded an Honorary Doctorate from the Mexican Ecological Movement in 1987 for air quality work conducted in Mexico City.

Bryan C. Templeton, Chief Financial Officer and Treasurer — Mr. Templeton is currently the Chief Financial Officer of Enerpulse. Mr. Templeton held this same position at Enerpulse, Inc. since June 2007. Prior to his time at Enerpulse, Inc., he served in various capacities from January 2001 to October 2006 for Sandia Foods, a franchise restaurant operator in the Southwest U.S., where he provided financial and operational support for over 60 restaurant operating managers throughout the Southwest. From 1985 to 2001, he worked at Mobil Oil where he held accounting and financials staff positions as well as supervisory positions. None of the aforementioned companies are a parent, subsidiary or affiliate of the Company, except for Enerpulse, Inc. Mr. Templeton earned a BBA in Finance from Baylor University in 1984 and an MBA in Finance from the University of North Texas in 1992.

Michael J. Hammons, Chairman of the Board and Director — Mr. Hammons became our Chairman of our Board of Directors as of the closing of the Merger. Commencing in June 2010 until the closing of the Merger, he served as Enerpulse, Inc.’s Chairman of the Board. Since June of 2009, Mr. Hammons has been a partner at SAIL Capital Partners, LLC (and its predecessor, SAIL Venture Partners, LLC), an investor in energy and water technology companies and the management company of SAIL Venture Partners II, LP; SAIL Sustainable Louisiana, LP; SAIL Pre-Exit Acceleration Fund, LP; SAIL Pre-Exit Acceleration Fund II LP; SAIL 2010 Co-Investment Partners, LP; and SAIL 2011 Co-Investment Partners, LP. From September of 2008 through March of 2009, he was the chief executive officer of Vigilistics, Inc., a Mission Viejo, California-based software company and, from August of 2007 to May of 2008, the chief executive officer of Nexiant, Inc., an Irvine, California-based a provider of proprietary technology solutions for the maintenance, repair, and operations inventory space. Mr. Hammons received his BS in Industrial Engineering from California Polytechnic State University, San Luis Obispo, and his MBA from Harvard Business School.

We believe that Mr. Hammon’s extensive experience in growing companies, operational background and his experience as a Chief Executive Officer in various sectors, including technology and manufacturing companies, qualify him as a director of the Company.

Timothy L. Ford, Director — Mr. Ford is currently the President of, and a partner in, Cook's Direct, Inc., a leader in the commercial foodservice equipment and supplies market. Mr. Ford was appointed to the board of Enerpulse, Inc. in January 2008. He has over 30 years of both private and public company business experience with a focus in sales, marketing, logistics and finance along with strategy development. From November 1998 to December 2005, he was a member of the board of directors of The Whitney Automotive Group, the parent company for JC Whitney/Warshawskys, Stylin Truck and CarParts.com, and the President of JC Whitney & Co., a retailer of automotive parts and accessories. Prior to JC Whitney, Mr. Ford held leadership roles at Gander Mountain, Inc. and McMaster Carr Supply Company. He began his career at Beatrice Foods Company. None of the aforementioned companies are a parent, subsidiary or affiliate of the Company, except for Enerpulse. He earned a BA in Management from Western Illinois University in 1979 and an MBA in Accounting from DePaul University in 1985.

We believe that Mr. Ford’s extensive experience in the automotive aftermarket and his demonstrated track record as a Chief Financial Officer, Chief Operating Officer and his current role as President qualifies him as a director of the Company.

Terms of Office

The Company’s directors are appointed for a one-year term to hold office until the next annual general meeting of the Company’s shareholders or until removed from office in accordance with the Company’s bylaws and the provisions of the Nevada Revised Statutes. The Company’s directors hold office after the expiration of his or her term until his or her successor is elected and qualified, or until he or she resigns or is removed in accordance with the Company’s bylaws and the provisions of the Nevada Revised Statutes.

The Company’s officers are appointed by the Company’s Board of Directors and hold office until removed by the Board.

Involvement in Certain Legal Proceedings

No director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Committees of the Board

Our Board of Directors held one formal meeting during the fiscal year ended December 31, 2013. All other proceedings of the Board of Directors were conducted by resolutions consented to in writing by the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada Revised Statutes and our bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held. We do not presently have a policy regarding director attendance at meetings.

We do not currently have standing audit, nominating or compensation committees, or committees performing similar functions. Due to the size of our board, our Board of Directors believes that it is not necessary to have standing audit, nominating or compensation committees at this time because the functions of such committees are adequately performed by our Board of Directors. We do not have an audit, nominating or compensation committee charter as we do not currently have such committees. We do not have a policy for electing members to the board. We believe Timothy L. Ford is an independent director as defined in the NASDAQ listing standards.

It is anticipated that after the change in the Board of Directors in connection with the Merger, the Board of Directors will form separate compensation, nominating and audit committees.

Audit Committee

Our Board of Directors has not established a separate audit committee within the meaning of Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Instead, the entire Board of Directors acts as the audit committee within the meaning of Section 3(a)(58)(B) of the Exchange Act and will continue to do so until such time as a separate audit committee has been established.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and shareholders holding more than 10% of our outstanding Common Stock to file with the SEC initial reports of ownership and reports of changes in beneficial ownership of our Common Stock. Executive officers, directors, and persons who own more than 10% of our Common Stock are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely upon a review of Forms 3, 4, and 5 delivered to us as filed with the SEC during our most recent fiscal year, none of our executive officers and directors, and persons who own more than 10% of our Common Stock failed to timely file the reports required pursuant to Section 16(a) of the Exchange Act, except that SAIL Venture Management, LLC and related entities, who beneficially own more than 10% of our common stock, failed to timely file a Form 3 to report such beneficial ownership. On September 17, 2013, SAIL Venture Management, LLC and related entities, filed a Form 4 to report their acquisition of beneficial ownership of 3,100,438 shares of our common stock on September 4, 2013.

Code of Ethics

The Company maintains a Code of Business Conduct and Ethics (the “Code of Ethics”) applicable to its directors, its principal executive officer, and principal financial and accounting officer and persons performing similar functions. In addition, the Code of Ethics applies to all of the Company’s employees, officers, agents and representatives. The Code of Ethics is posted on the Company’s website, www.enerpulse.com, under the heading “Company.”

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our board of directors and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

ITEM 11. executive compensation

Board Compensation

We have historically granted directors options in consideration of their service. Prior to the Merger, Timothy L. Ford, an Enerpulse director, was issued options under the Enerpulse equity incentive plan. In substitution for the options granted under the Enerpulse plan that have been terminated, Mr. Ford has been granted options under the Company’s 2013 Equity Incentive Plan. Immediately following the Merger, options to purchase 14,916 shares of our common stock, of which options to purchase 11,601 shares are fully vested, were granted to Mr. Ford under the Plan.

Directors are not paid for meetings attended. However, we intend to review and consider future proposals regarding board compensation. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

The following table provides information regarding director compensation as of December 31, 2013.

DIRECTOR COMPENSATION
Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)		Non-Equity Incentive Plan Compensation ($) (e)	Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Tim Ford	0.00	0.00	23,557	(1)	0.00	0.00	0.00	23,557

(1)

Under the Equity Incentive Plan, on October 15, 2013, Mr. Ford was granted options to purchase to purchase 13,234 shares of Enerpulse common stock at an exercise price of $3.00 per option. The options have a ten year term and vest ratably over three years beginning with the first anniversary of the grant.

Executive Compensation

The following summary compensation table indicates the cash and non-cash compensation earned from Enerpulse during the fiscal years ended December 31, 2013 and 2012 by the named executive officers of Enerpulse.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus		Stock Awards	Option Awards(13)		Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation		All Other Compensation	Total
Joseph E. Gonnella, Chief Executive Officer	2013	$194,039	$-		$-	$108,826	(1)	$-	$-		$-	$302,865
	2012	$200,000	$80,000	(2)	$-	$49,800	(3)	$-	$-		$-	$329,800
Louis S. Camilli, President, Secretary, and Chief Technology Officer	2013	$144,481	$-		$-	$97,974	(4)	$-	$-		$-	$242,455
	2012	$150,000	$60,000	(5)	$-	$33,470	(6)	$-	$-		$-	$243,470
Bryan C. Templeton, Chief Financial Officer	2013	$111,269	$-		$-	$42,813	(7)	$-	$-		$-	$154,082
	2012	$120,000	$41,400	(8)	$-	$7,983	(9)	$-	$-		$-	$169,383
Charles Stewart, Former Chief Executive Officer	2013	$-	$-		$-	$-		$-	$7,615	(10)	$-	$7,615
	2012	$-	$-		$-	$15,660	(11)	$-	$18,000	(12)	$-	$33,660

(1)	Under the Enerpulse incentive plan, on October 15, 2013, Mr. Gonnella was granted options to purchase 60,982 shares of Enerpulse common stock at an exercise price of $3.00 per option. The options have a ten year term and vest ratably over three years beginning with the first anniversary of the grant.

(2)	Mr. Gonnella earned a cash bonus of $80,000 based on performance metrics he achieved in 2012. The bonus payment was made in 2013.

(3)	Under the Enerpulse incentive plan, on December 1, 2012, Mr. Gonnella was granted options to purchase 59,664 shares of Enerpulse common stock at an exercise price of $0.91 per option. The options have a ten year term and vest ratably over three years beginning with the first anniversary of the grant. In addition in July 2012, options to purchase 59,664 shares of Enerpulse common stock granted in April 2011 were modified to reduce the exercise price to $0.91 per option. The number of shares underlying the options and the exercise prices disclosed in this footnote have each been adjusted to reflect the completion of the Merger.

(4)	Under the Enerpulse incentive plan, on October 15, 2013, Mr. Camilli was granted options to purchase 54,901 shares of Enerpulse common stock at an exercise price of $3.00 per option. The options have a ten year term and vest ratably over three years beginning with the first anniversary of the grant.

(5)	Mr. Camilli earned a cash bonus of $60,000 based on performance metrics he achieved in 2012. The bonus payment was made in 2013.

(6)	Under the Enerpulse incentive plan, on December 1, 2012, Mr. Camilli was granted options to purchase 29,832 shares of Enerpulse common stock at an exercise price of $1.01 per option. The options have a ten year term and vest ratably over three years beginning with the first anniversary of the grant. The number of shares underlying the option and the exercise price disclosed in this footnote have each been adjusted to reflect the completion of the Merger.

(7)	Under the Enerpulse incentive plan, on October 15, 2013, Mr. Templeton was granted options to purchase 24,052 shares of Enerpulse common stock at an exercise price of $3.00 per option. The options have a ten year term and vest ratably over three years beginning with the first anniversary of the grant.

(8)	Mr. Templeton earned a cash bonus of $41,400 based on performance metrics he achieved in 2012. The bonus payment was made in 2013.

(9)	Under the Enerpulse incentive plan, on January 19, 2012, Mr. Templeton was granted options to purchase 9,994 shares of Enerpulse common stock at an exercise price of $0.91 per option. The options have a ten year term and vest ratably over three years beginning with the first anniversary of the grant. In addition in July 2012, options to purchase 17,402 shares of Enerpulse common stock granted in June 2008 and August 2010 were modified to reduce the exercise price to $0.91 per option. The number of shares underlying the options and the exercise prices disclosed in this footnote have each been adjusted to reflect the completion of the Merger.

(10)	In connection with Mr. Stewart’s resignation from Enerpulse, Enerpulse’s board approved the acceleration of the payment of $7,615 in deferred compensation from 2010 and 2011 which were paid in 2013. Under the terms of the 2011 Non-Qualified Deferred Compensation Plan, such amounts were originally to be paid upon the consummation of a change of control as defined under the plan.

(11)

In July 2012, options to purchase 65,630 shares of Enerpulse common stock granted in April 2010 and January 2012 were modified to reduce the exercise price to $0.91 per option. The number of shares underlying the options and the exercise price disclosed in this footnote have each been adjusted to reflect the completion of the Merger.

(12)

In connection with Mr. Stewart’s resignation from Enerpulse, Enerpulse’s board approved the acceleration of the payment of $18,000 in deferred compensation from 2010 and 2011 which were paid in 2012. Under the terms of the 2011 Non-Qualified Deferred Compensation Plan, such amounts were originally to be paid upon the consummation of a change of control as defined under the plan. The number of shares underlying the options and the exercise prices disclosed in this footnote have each been adjusted to reflect the completion of the Merger.

(13)	The amount of the option award is consistent with the estimate of aggregate compensation cost to be recognized over the service period determined as of the grant date under FASB ASC Topic 718, excluding the effect of estimated forfeitures. Amounts also include the incremental fair value recognized for any modifications in July 2012 to the exercise price of previously granted stock options. Refer to footnote 12 in Enerpulse’s audited financial statements for the disclosure of all assumptions utilized in the determination of grant date fair value.

Potential Payments Upon Termination or Change-in-Control

SEC regulations state that we must disclose information regarding agreements, plans or arrangements that provide for payments or benefits to our named executive officers in connection with any termination of employment or change in control of the Company.

Prior to the closing of the Merger, there were no agreements, plans or arrangements between the Company and Matthew C. Lipton, its sole director and executive officer, that would have provided for any such payments or benefits to such named executive officer upon a termination of employment or change of control of the Company.

Prior to the closing of the Merger, pursuant to the terms of an executive employment agreement between Louis S. Camilli and Enerpulse, Inc., if Mr. Camilli is terminated without cause, in accordance with Enerpulse policy, he will be entitled to severance commensurate with his length of service and experience as determined by the Board’s compensation committee. As of the effective time of the Merger, the Company assumed Mr. Camilli’s employment agreement.

Under the terms of a stock buyout agreement between Enerpulse, Inc. and Mr. Camilli, Enerpulse has the option, but is not obligated, to purchase all or any portion of Mr. Camilli’s shares if he is terminated for cause. If Enerpulse exercises the buyback option, it shall pay Mr. Camilli the fair market value for the shares being purchased by delivering a promissory note for the purchase price.

Pursuant to Enerpulse, Inc.’s 2011 Non-Qualified Deferred Compensation Plan, upon a change of control, Enerpulse is required to pay Louis S. Camilli $42,307.76 in deferred compensation from the fiscal years 2010 and 2011.

Other than as described above, there are no other agreements, plans or arrangements between Enerpulse and any of our other named executive officers that provide for any such payments or benefits to such named executive officer upon a termination of employment or change of control of Enerpulse, Inc.

Employment Agreements

In October 2004, Enerpulse, Inc. entered into an executive employment agreement with Mr. Camilli to serve as its President and Chairman of the Board with an annual salary in 2004 of $99,996. The employment agreement does not have a termination date. As of February 2009, Mr. Camilli no longer serves as Chairman of the Board or a director of Enerpulse, Inc.

Under the agreement, Mr. Camilli is also entitled to receive an annual discretionary cash bonus, which will be paid based on Mr. Camilli’s achievement of certain sales, profit and/or other agreed upon management objectives. Mr. Camilli is eligible to participate in our equity incentive plan with grants and vesting schedules as determined by the Board from time to time. As discussed above, Mr. Camilli is also entitled to receive severance upon a termination of his employment for cause and deferred compensation payments upon a change in control.

We do not have any employment agreements with any of our other officers.

2013 Company Incentive Plan

As of the effective time of the Merger, our Board of Directors approved and adopted the Enerpulse Technologies, Inc. 2013 Equity Incentive Plan (the “Plan”), and authorized management to submit the Plan to our stockholders for approval. A majority of our stockholders approved the Plan on October 4, 2013.

The proposed Plan permits us to grant a variety of forms of awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and dividend equivalent rights, to allow us to adapt our incentive compensation program to meet our needs. The number of shares of our common stock that may be issued under the Plan to employees, directors and/or consultants in such awards is 1,500,000 shares. Our Board of Directors currently serves as the administrator of the Plan. As of December 31, 2013, stock options to purchase an aggregate of 679,769 shares of our common stock (which options were granted in substitution of options terminated by Enerpulse, Inc. immediately prior to the Merger) have been granted under the plan.

The following table provides information regarding equity awards held by the named executive officers as of December 31, 2013.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) (b)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (c)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date ($) (f)
Joseph E. Gonnella	0		60,982	(1)	0	3.00	10/16/2023
Louis S. Camilli	0		54,901	(2)	0	3.00	10/16/2023
Bryan C. Templeton	0		24,052	(3)	0	3.00	10/16/2023
Joseph E. Gonnella	4,475	(4)	0		0	0.91	10/07/2015
Joseph E. Gonnella	4,475	(5)	0		0	0.91	06/30/2015
Joseph E. Gonnella	39,776		19,888	(6)	0	0.91	04/28/2016
Joseph E. Gonnella	19,888		39,776	(7)	0	0.91	12/04/2022
Louis S. Camilli	22,374		67,121	(8)	0	1.01	08/05/2015
Louis S. Camilli	24,894		12,445	(9)	0	1.01	12/15/2016
Louis S. Camilli	9,944		19,888	(10)	0	1.01	12/04/2022
Bryan C. Templeton	4,972	(11)	0		0	0.91	04/05/2017
Bryan C. Templeton	2,486	(12)	0		0	0.91	06/05/2018
Bryan C. Templeton	9,944	(13)	0		0	0.91	08/05/2015
Bryan C. Templeton	3,315		6,629	(14)	0	0.91	01/19/2022

(1)	Under the Plan, on October 15, 2013, Mr. Gonnella was granted options to purchase 60,982 shares of our common stock at an exercise price of $3.00 per option. The options have a ten year term and vest ratably over three years beginning with the first anniversary of the grant.
(2)	Under the Plan, on October 15, 2013, Mr. Camilli was granted options to purchase 54,901 shares of our common stock at an exercise price of $3.00 per option. The options have a ten year term and vest ratably over three years beginning with the first anniversary of the grant.
(3)	Under the Plan, on October 15, 2013, Mr. Templeton was granted options to purchase 24,502 shares of our common stock at an exercise price of $3.00 per option. The options have a ten year term and vest ratably over three years beginning with the first anniversary of the grant.
(4)	Under the Enerpulse, Inc. incentive plan (as adjusted for the completion of the Merger), in 2004, Mr. Gonnella was granted options to purchase 4,475 shares of our common stock at an exercise price of $0.91 per option. The options are fully vested.
(5)	Under the Enerpulse, Inc. incentive plan (as adjusted for the completion of the Merger), in 2005, Mr. Gonnella was granted options to purchase 4,475 shares of our common stock at an exercise price of $0.91 per option. The options are fully vested.
(6)	Under the Enerpulse, Inc. incentive plan (as adjusted for the completion of the Merger), on April 28, 2011 Mr. Gonnella was granted options to purchase 59,664 shares of our common stock at an exercise price of $0.91 per option. The options have a ten year term and vest ratably over three years beginning with the first anniversary of the grant.
(7)	Under the Enerpulse, Inc. incentive plan (as adjusted for the completion of the Merger), on December 1, 2012, Mr. Gonnella was granted options to purchase 59,664 shares of our common stock at an exercise price of $0.91 per option. The options have a ten year term and vest ratably over three years beginning with the first anniversary of the grant.
(8)	Under the Enerpulse, Inc. incentive plan (as adjusted for the completion of the Merger), on August 5, 2010, Mr. Camilli was granted options to purchase 89,495 shares of our common stock at an exercise price of $1.01 per option. The options have a ten year term and vest ratably over three years beginning with the first anniversary of the grant.
(9)	Under the Enerpulse, Inc. incentive plan (as adjusted for the completion of the Merger), Mr. Camilli was granted options to purchase 37,339 shares of our common stock at an exercise price of $1.01 per option. The options have a ten year term and vest ratably over three years beginning with the first anniversary of the grant.
(10)	Under the Enerpulse, Inc. incentive plan (as adjusted for the completion of the Merger), on December 1, 2012, Mr. Camilli was granted options to purchase 29,832 shares of our common stock at an exercise price of $1.01 per option. The options have a ten year term and vest ratably over three years beginning with the first anniversary of the grant.
(11)	Under the Enerpulse, Inc. incentive plan (as adjusted for the completion of the Merger), in 2007, Mr. Templeton was granted options to purchase 4,972 shares of our common stock at an exercise price of $0.91 per option. The options are fully vested.
(12)	Under the Enerpulse, Inc. incentive plan (as adjusted for the completion of the Merger), on June 5, 2008, Mr. Templeton was granted options to purchase 2,486 shares of our common stock at an exercise price of $0.91 per option. The options are fully vested.
(13)	Under the Enerpulse, Inc. incentive plan (as adjusted for the completion of the Merger), on August 5, 2010, Mr. Templeton was granted options to purchase 9,944 shares of our common stock at an exercise price of $0.91 per option. The options are fully vested.
(14)	Under the Enerpulse, Inc. incentive plan (as adjusted for the completion of the Merger), on March 1, 2012, Mr. Templeton was granted options to purchase 9,944 shares of our common stock at an exercise price of $0.91 per option. The options have a ten year term and vest ratably over three years beginning with the first anniversary of the grant.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
STOCK AWARDS
Name (a)	Number of Shares or Units of Stock that have not Vested (#) (g)	Market Value of Shares of Units of Stock that Have not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($) (j)
Joseph E Gonnella	0	0	0	0
Louis S Camilli	0	0	0	0
Bryan C Templeton	0	0	0	0

item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership Information

The following table sets forth information known to us regarding the beneficial ownership of common stock as of December 31, 2013 by: (i) each person known to the Company to beneficially own more than 5% of its outstanding shares of common stock at such date; (ii) each of the Company’s Directors at such date; (iii) the Company’s “Named Executive Officers”; and (iv) all Directors and executive officers as a group at such date.

Beneficial Owner Name and Address	Number of Shares (1)	Percentage Beneficially Owned (2)
Beneficial Owners:
Freepoint Commerce Marketing LLC(3)	773,775	8.6%
SAIL Entities(4)	5,230,381	52.2%
Altira Technology Fund IV LP(5)	1,250,356	14.0%
Boeckmann Family Revocable Trust(6)	675,876	7.4%

Directors:
Michael J. Hammons(7)	5,230,381	52.2%
Timothy L. Ford(8)	11,601	*

Named Executive Officers:
Joseph E. Gonnella(9)	48,726	*
Louis S. Camilli(10)	500,793	5.6%
Bryan C. Templeton(11)	23,203	*

All Current Directors and Executive Officers as a Group (5 persons)	5,814,704	57.2%

*	less than 1%

(1)	To our knowledge, unless otherwise indicated in the footnotes to this table, we believe that each of the persons named in the table has sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable (or other beneficial ownership shared with a spouse) and the information contained in this table and these notes.

Beneficial ownership has been determined in accordance with SEC rules, which generally attribute beneficial ownership of securities to each person who possesses, either solely or shared with others, the power to vote or dispose of those securities. These rules also treat as beneficially owned all shares that a person would receive upon exercise of stock options or warrants held by that person that are immediately exercisable or exercisable within 60 days of the determination date, which is December 31, 2013 for this purpose. Such shares are deemed to be outstanding for the purpose of computing the number of shares beneficially owned and the percentage ownership of the person holding such options or warrants, but these shares are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	The percentage of the Company beneficially owned is based on 8,863,668 shares of Company common stock issued and outstanding on December 31, 2013.

(3)	Includes 87,500 shares of our common stock underlying a warrant that is exercisable within 60 days of December 31, 2013.

Freepoint Commodities Investments LLC is the sole managing member of Freepoint Commerce Marketing LLC. Freepoint Commodities LLC is the sole managing member of Freepoint Commodities Investments LLC. Robert Feilbogen and David Messer are the managers of Freepoint Commodities LLC. In their capacities as managers of Freepoint Commodities LLC, Mr. Feilbogen and Mr. Messer have shared voting and dispositive power (including the right to exercise any or all of shares underlying the Freepoint Warrant) in respect of the shares of our common stock owned by Freepoint Commerce Marketing LLC.

The business address for Freepoint Commodities Investments LLC, Freepoint Commerce Marketing LLC, Freepoint Commodities LLC, Robert Feilbogen and David Messer is 58 Commerce Road, Stamford, CT 06902.

(4)	For purposes of disclosure herein, the “Sail Entities” consist of Sail Venture Partners I, LP (“Sail Venture Partners”), Sail Venture Partners II, LP (“Sail Venture Partners II”), Sail Co-Investment Partners Cayman, LP (“Sail Co-Investment Partners Cayman”), Sail 2010 Co-Investment Partners, LP (“Sail 2010 Co-Investment Partners”), Sail Pre-Exit Acceleration Fund, LP (“Sail Pre-Exit Acceleration”) and Sail Sustainable Louisiana II, LP. (“Sail Sustainable Louisiana”).

The principal business of Sail Venture Partners, LLC, is to act as a general partner of Sail Venture Partners. Sail Venture Partners, LLC, as general partner of Sail Venture Partners, may be deemed to beneficially own the securities owned by Sail Venture Partners insofar as it has the power to direct the voting and disposition of such securities. The manager of Sail Venture Partners, LLC is Sail Venture Management, LLC (“Sail Venture Management”). A principal business of Sail Venture Management is to act as the manager of Sail Venture Partners, LLC. Sail Venture Management, as manager of Sail Venture Partners, LLC, may be deemed to beneficially own the securities owned by Sail Venture Partners, LLC insofar as it has the power to direct the voting and disposition of such securities. The managing members of Sail Venture Management are Walter L. Schindler, an individual, (“Schindler”) and F. Henry Habicht II, an individual (“Habicht”) (the “Sail Managing Members”). A unanimous vote of the Sail Managing Members is required to vote or dispose of the Company's securities held by Sail Venture Partners.

The principal business of Sail Venture Partners II, LLC, is to act as a general partner of Sail Venture Partners II. Sail Venture Partners II, LLC, as general partner of Sail Venture Partners II, may be deemed to beneficially own the securities owned by Sail Venture Partners II insofar as it has the power to direct the voting and disposition of such securities. The manager of Sail Venture Partners II, LLC, is Sail Venture Management. A principal business of Sail Venture Management is to act as the manager of Sail Venture Partners II, LLC. Sail Venture Management, as manager of Sail Venture Partners II, LLC, may be deemed to beneficially own the securities owned by Sail Venture Partners II, LLC insofar as it has the power to direct the voting and disposition of such securities. The managing members of Sail Venture Management are Schindler and Habicht (the “Sail II Managing Members”). A unanimous vote of the Sail II Managing Members is required to vote or dispose of the Company's securities held by Sail Venture Partners II.

The principal business of Sail Holdings II, LLC is to act as general partner of Sail Co-Investment Partners Cayman. Sail Holdings II, LLC, as general partner of Sail Co-Investment Partners Cayman, may be deemed to beneficially own the securities owned by Sail Co-Investment Partners Cayman insofar as it has the power to direct the voting and disposition of such securities. Sail Capital Management, LLC (“Sail Capital Management”) and Sail Cayman Adolfo Management, LLC (“Sail Cayman Adolfo Management”) are co-managers of Sail Holdings II, LLC. A principal business of Sail Capital Management is to act, along with Sail Cayman Adolfo Management, as a manager of Sail Holdings II, LLC. Sail Capital Management and Sail Cayman Adolfo Management, as co-managers of Sail Holdings II, LLC, may be deemed to beneficially own the securities owned by Sail Holdings II, LLC insofar as it has the power to direct the voting and disposition of such securities. The managing members of Sail Capital Management are Schindler and Habicht (the “Sail Holdings II Managing Members”). A unanimous vote of the Sail Holdings II Managing Members is required to vote or dispose of the Company's securities held by Sail Co-Investment Partners Cayman.

The principal business of Sail 2010 Co-Investment GP, LLC (“Sail 2010 Co-Investment GP”) is to act as general partner of Sail 2010 Co-Investment. Sail 2010 Co-Investment GP, as general partner of Sail 2010 Co-Investment, may be deemed to beneficially own the securities owned by Sail 2010 Co-Investment insofar as it has the power to direct the voting and disposition of such securities. Sail Capital Management is the manager of Sail 2010 Co-Investment GP.

A principal business of Sail Capital Management is to act as manager of Sail 2010 Co-Investment GP. Sail Capital Management, as manager of Sail 2010 Co-Investment GP, may be deemed to beneficially own the securities owned by Sail 2010 Co-Investment GP insofar as it has the power to direct the voting and disposition of such securities. The managing members of Sail Capital Management are Schindler and Habicht (the “Sail 2010 Managing Members”). A unanimous vote of the Sail 2010 Managing Members is required to vote or dispose of the Company's securities held by Sail 2010 Co-Investment.

The principal business of Sail Capital Partners, LLC is to act as general partner of Sail Pre-Exit Acceleration. Sail Capital Partners, LLC, as general partner of Sail Pre-Exit Acceleration, may be deemed to beneficially own the securities owned by Sail Pre-Exit Acceleration insofar as it has the power to direct the voting and disposition of such securities. Sail Capital Management is the manager of Sail Capital Partners, LLC. A principal business of Sail Capital Management is to act as manager of Sail Capital Partners, LLC. Sail Capital Management, as manager of Sail Capital Partners, LLC, may be deemed to beneficially own the securities owned by Sail Capital Partners, LLC insofar as it has the power to direct the voting and disposition of such securities. The managing members of Sail Capital Management are Schindler and Habicht (the “Sail Capital Partners Managing Members”). A unanimous vote of the Sail Capital Partners Managing Members is required to vote or dispose of the Company's securities held by Sail Pre-Exit Acceleration.

The principal business of Sail Sustainable Partners of Louisiana, LLC is to act as general partner of Sail Sustainable Louisiana. Sail Sustainable Partners of Louisiana, LLC, as general partner of Sail Sustainable Louisiana, may be deemed to beneficially own the securities owned by Sail Sustainable Louisiana insofar as it has the power to direct the voting and disposition of such securities. Sail Capital Management is the manager of Sail Sustainable Partners of Louisiana, LLC. A principal business of Sail Capital Management is to act as manager of Sail Sustainable Partners of Louisiana, LLC. Sail Capital Management, as manager of Sail Sustainable Partners of Louisiana, LLC, may be deemed to beneficially own the securities owned by Sail Sustainable Partners of Louisiana, LLC insofar as it has the power to direct the voting and disposition of such securities. The managing members of Sail Capital Management are Schindler and Habicht (the “Sail Sustainable Partners of Louisiana Managing Members”). A unanimous vote of the Sail Sustainable Partners of Louisiana Managing Members is required to vote or dispose of the Company's securities held by Sail Sustainable Louisiana.

The chart below sets for the record ownership of our common stock of each of the SAIL Entities.

The record ownership in the aggregate is 4,070,810 shares of our common stock.

Sail Venture Partners I, LP	816,958
Sail Venture Partners II, LP	2,378,529
Sail Co-Investment Partners Cayman, LP	437,624
Sail 2010 Co-Investment Partners, LP	54,703
Sail Pre-Exit Acceleration Fund, LP	270,350
Sail Sustainable Louisiana II, LP	112,646

Further, certain of the Sail Entities hold currently exercisable warrants to acquire additional shares of our restricted common stock from the Company. As such, each such Sail Entity listed below is deemed beneficially to own that number of “warrant” shares as is set forth next to its name. The aggregate number of shares underlying the warrants is 1,159,571 shares our common stock.

Sail Venture Partners II, LP	721,909
Sail Co-Investment Partners Cayman, LP	218,812
Sail 2010 Co-Investment Partners, LP	27,352
Sail Pre-Exit Acceleration Fund, LP	135,175
Sail Sustainable Louisiana II, LP	56,323

Finally, the chart below sets forth the record and beneficial ownership of our common stock of each of the Sail Entities. The record and beneficial ownership in the aggregate is 5,230,381 shares of our common stock.

Sail Venture Partners I, LP	816,958
Sail Venture Partners II, LP	3,100,438
Sail Co-Investment Partners Cayman, LP	656,436
Sail 2010 Co-Investment Partners, LP	82,055
Sail Pre-Exit Acceleration Fund, LP	405,525
Sail Sustainable Louisiana II, LP	168,969

The business address for Sail Venture Management, LLC, Sail Venture Partners, LLC, Sail Venture Partners II, LLC, Sail Holdings II, LLC, Sail Capital Management, Sail Cayman Adolfo Management, Sail Capital Partners, LLC, Sail Sustainable Partners of Louisiana, LLC, Schindler and Habicht, and for each of the Sail Entities is 3161 Michelson Drive, Suite 750, Irvine, California 92612.

(5)	Includes 78,881 shares of our common stock underlying warrants that are exercisable within 60 days of December 31, 2013.

Altira Group LLC is the Managing Member, and sole member, of Altira Management IV LLC, which is the General Partner of Altira Technology Fund IV L.P., or Fund IV. Altira Group LLC and Altira Management IV LLC are collectively referred to as the GP. Dirk McDermott is the managing member of Altira Group LLC. The GP and Mr. McDermott, have both voting power and investment power (including the right to exercise any or all of shares underlying the warrants) in respect of the shares of our common stock owned by Fund IV.

The business address for Altira Group LLC, Altira Management IV LLC, Fund IV, the GP and Mr. McDermott is 1675 Broadway, Suite 2400, Denver, Colorado 80202.

(6)	Includes 225,292 shares of our common stock underlying a warrant that is exercisable within 60 days of December 31, 2013.

In their capacities as trustees, Herbert F. Boeckmann, II and Floy Jane Boeckmann have shared voting and investment power in respect of the shares of our common stock owned of record or beneficially by Boeckmann Family Revocable Trust.

The business address for Boeckmann Family Revocable Trust, Herbert F. Boeckmann, II and Floy Jane Boeckmann is 15505 Roscoe Blvd., North Hills, CA 91343.

(7)	Mr. Hammons has a carried interest as a partner in Sail Venture Management, LLC, Sail Venture Partners, LLC and Sail Venture Partners II, LLC, the management company and respective general partners of the Sail Entities, Sail Venture Partners I and Sail Venture Partners II. Additionally, Mr. Hammons’ beneficial ownership over all shares of the Company held by the collective Sail Entities is derived from his position as the partner designated to manage the ownership in the Company by Sail Venture Management and Sail Capital Management.

The business address for this person is 3161 Michelson Drive, suite 750, Irvine, California 92612.

(8)	Represents 11,601 shares of our common stock underlying vested options that are exercisable within 60 days of December 31, 2013.

The business address for Mr. Ford is 2451 Alamo Ave SE, Albuquerque, NM 87106.

(9)	Represents 48,726 shares of our common stock underlying vested options that are exercisable within 60 days of December 31, 2013.

The business address for Mr. Gonnella is 2451 Alamo Ave SE, Albuquerque, NM 87106.

(10)	Includes 15,537 shares of our common stock underlying warrants that are exercisable within 60 days of December 31, 2013 and 34,820 shares underlying vested options that are exercisable within 60 days of December 31, 2013.

The business address for Mr. Camilli is 2451 Alamo Ave SE, Albuquerque, NM 87106.

(11)	Represents 23,203 shares underlying vested options that are exercisable within 60 days of December 31, 2013.

The business address for Mr. Templeton is 2451 Alamo Ave SE, Albuquerque, NM 87106.

Equity Compensation Plan Information

The following table summarizes the number of outstanding options granted to employees, directors and consultants, as well as the number of securities remaining available for future issuance our equity compensation plans as of December 31, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column) (1)
Equity Compensation plans approved by security holders	679,769	$1.51	820,231
Equity Compensation plans not approved by security holders	-	-	-
Total	679,769	$1.51	820,231

(1)	Excludes 1,893,738 shares which became available as of January 1, 2014 pursuant to the evergreen provisions of the 2008 Plan.

item 13. Certain Relationships and Related Transactions and Director Independence

Family Relationships

There are no family relationships between or among the directors or executive officers.

Cancellation of Shares

On September 4, 2013, immediately prior to the Merger, Matthew C. Lipton, one of our former officers and former shareholders, surrendered 9,500,000 shares of our common stock for cancellation.

Issuance of Shares in Merger to Affiliates and Related Parties

As a result of his ownership of 4,529,763 shares of Enerpulse, Inc. immediately prior to the closing of the Merger, Louis S. Camilli became entitled to receive an aggregate of 450,436 shares of the Company’s common stock upon the closing of the Merger.

Upon consummation of the Merger the following affiliates and related parties received shares of the Company’s common stock:

•	the SAIL Entities received an aggregate of 4,254,876 shares as consideration for 42,788,726 shares of common stock of Enerpulse, Inc.;
•	Altira Technology Fund IV LP received an aggregate of 1,171,475 shares as consideration for 11,780,823 shares of common stock of Enerpulse, Inc.; and
•	Boeckmann Family Revocable Trust received an aggregate of 450,584 shares as consideration for 4,531,250 shares of common stock of Enerpulse, Inc.

Camilli Note

On May 1, 2012, the Company loaned $198,822 to Louis S. Camilli. Interest on the note accrues at the Applicable Federal Rate index, adjusted quarterly, beginning on the date of issuance of the note. The note is payable in full on May 1, 2018. Mr. Camilli may prepay all or any part of the note at any time without penalty. The Company has the right to accelerate the outstanding principal and accrued and unpaid interest on the note if Mr. Camilli defaults on making any payment due under the note. Currently the outstanding principal and accrued and unpaid interest on the note is $202,072. To date, Mr. Camilli has not made any payments under the note.

Camilli Warrant

On December 16, 2011, Louis S. Camilli purchased from Enerpulse, Inc. 312,500 shares of Series C preferred stock and a warrant to purchase up to 156,250 shares of Enerpulse, Inc. common stock for an aggregate purchase price of $198,822, which Mr. Camilli paid to Enerpulse, Inc. by issuance of the note described above. Following the consummation of the Merger, Mr. Camilli’s warrant will remain outstanding and he will have the right to exchange the existing warrant for a substantially similar warrant issued by the Company. The warrant will be exercisable for 15,537 shares of our common stock at an exercise price of $6.3976 and will expire on December 31, 2016. The warrant may also be exercised on a cashless basis if the fair market value of one share of common stock on the calculation date is greater than the exercise price of the warrant. Fair market value for one share of common stock shall be equal to the average of the closing bid and asked prices of the common stock quoted on the OTCQB for the five trading days prior to the calculation date. The shares issuable upon exercise of the warrant are subject to adjustment for stock splits, stock dividends, reclassifications, reorganizations or other changes of the outstanding securities of the Company.

Warrants Held by 5% or Greater Stockholders

The SAIL Entities, Altira Technology Fund IV LP and Boeckmann Family Irrevocable Trust each hold warrants issued by Enerpulse, Inc. that will be exchangeable into warrants issued by the Company to purchase our common stock. The SAIL Entities hold Series B warrants exercisable into 515,944 shares of our common stock, Series C warrants exercisable into 328,218 shares of our common stock and Series D warrants exercisable into 382,997 shares of our common stock. Altira Technology Fund IV LP holds a Series A warrant exercisable into 33,823 shares of our common stock and a Series D warrant exercisable into 45,058 shares of our common stock. Boeckmann Family Irrevocable Trust holds a Series D warrant exercisable into 225,292 shares of our common stock.

The Series A, Series B, Series C and Series D warrants were issued by Enerpulse, Inc. on January 20, 2004, February 26, 2010, May 24, 2011, October 31, 2012 and March 31, 2013, respectively, in connection with the sale of various series of preferred stock of Enerpulse. New warrants to be issued by the Company in exchange for these outstanding warrants will be exercisable for shares of our common stock at the following exercise prices:

•	$5.63 for the Series A warrants;
•	$2.01 for the Series B warrants;
•	$2.74 for the Series C warrants; and

•	$2.66 for the Series D warrants.

The Series A, B and C warrants do not have an expiration date. The Series D warrants have an expiration date of December 31, 2017 and provide for automatic exercise on their expiration date.

The Series A warrants may be exercised on a cashless basis at any time at the option of the warrantholder. The Series B, C and D warrants may be exercised on a cashless basis if the fair market value of one share of common stock on the calculation date is greater than the exercise price of the warrant. Fair market value for one share of common stock shall be equal to the average of the closing bid and asked prices of the common stock quoted on the OTCQB for the five trading days prior to the calculation date.

The shares issuable upon exercise of the warrants are subject to adjustment for stock splits, stock dividends, reclassifications, reorganizations or other changes of the outstanding securities of the Company.

2013 Company Incentive Plan

As described above, as of the effective time of the Merger, our Board of Directors approved and adopted the Plan and authorized management to submit the Plan to our stockholders for approval. A majority of our stockholders approved the Plan on October 4, 2013.

The number of shares of our common stock that may be issued under the Plan to employees, directors and/or consultants in such awards is 1,500,000 shares. As of December 31, 2013, stock options to purchase an aggregate of 679,969 shares of our common stock (which options were granted in substitution of options terminated by Enerpulse, Inc. immediately prior to the Merger) have been granted under the Plan.

Freepoint Marketing Agreement

On August 16, 2013 Enerpulse, Inc. entered into a marketing agreement with Freepoint granting Freepoint the exclusive right to market and sell its PCI plugs designed for stationary natural gas fueled IC engines in North America. The agreement may be terminated by either party after two years by providing 180 days prior written notice.

The agreement provides for various events of default, including: the failure to pay amounts due under the agreement, the failure to perform material obligations, the breach of any representations and warranties in any material respect; the bankruptcy of a party, a merger, consolidation or transfer of substantially all the assets of a party and, with respect to Enerpulse, the claim by any third party that Freepoint’s use or sale of the Enerpulse products violate any intellectual property rights of the third party. Upon the occurrence of an event of default, the non-defaulting party may, at its option, terminate the agreement or suspend its performance under the agreement.

Director Independence

During the year ended December 31, 2013, we had one independent director, Timothy L. Ford, on our board. We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., the NASDAQ National Market, and the Securities and Exchange Commission.

Subject to some exceptions, these standards generally provide that a director will not be independent if (a) the director is, or in the past three years has been, an employee of ours; (b) a member of the director’s immediate family is, or in the past three years has been, an executive officer of ours; (c) the director or a member of the director’s immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (d) the director or a member of the director’s immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (e) the director or a member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (f) the director or a member of the director’s immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past three years, exceeds the greater of $1,000,000 or two percent of that other company’s consolidated gross revenues.

Item 14. Principal Accounting Fees and Services

GHP Horwath, P.C. was engaged to serve as the Company’s independent registered public accounting firm on September 4, 2013. GHP Horwath, P.C. has audited the Company’s consolidated financial statements for the fiscal years ended December 31, 2013, 2012 and 2011. The following table presents fees for professional services rendered by GHP Horwath, P.C. for the audit of our consolidated financial statements for the fiscal years ended December 31, 2013, 2012 and 2011 and fees billed for other services rendered by GHP Horwath, P.C. during such period.

The aggregate fees billed for professional services by GHP Horwath, P.C. in 2013 for these various services were:

2013
Audit fees (1)	$145,945
Audit-related fees	-
Tax fees	-
All other fees	-
Total	$145,945

(1)	Audit fees consist of the aggregate fees billed and expected to be billed for professional services rendered for the audits of the Company’s annual financial statements and reviews of its financial statements through December 31, 2013 (including out of pocket costs) and also includes fees billed for consents, and assistance with and review of documents filed with the SEC.

Pre-Approval of Audit and Non-Audit Services

Currently, the Board of Directors, in lieu of an Audit Committee, pre-approves all audit and other permitted non-audit services provided by our independent auditors. Pre-approval is generally provided for up to one year, is detailed as to the particular category of services and is subject to a monetary limit. Our independent auditors and senior management periodically report to representatives of the Board of Directors the extent of services provided by the independent auditors in accordance with the pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are included as part of this Annual Report on Form 10-K.

(a)(1)	The Consolidated Financial Statements and related Notes filed as part of this Report are listed and indexed on Page 33.

(2)	All schedules are omitted because they are inapplicable, not required or the information is included in the Consolidated Financial Statements or the related Notes.

(3)	See list in paragraph (b) below. Each management contract or compensatory plan or arrangement required to be identified by this item is so designated in such list.

(b) Exhibits

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger dated September 4, 2013 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 10, 2013)

3.1(a)	Articles of Incorporation (incorporated by reference to the Registrant’s Registration Statement on Form 10-12G filed on October 27, 2010)

3.1(b)	Certificate of Correction to Articles of Incorporation (incorporated by reference to the Registrant’s Registration Statement on Form 10-12G filed on October 27, 2010)

3.1(c)	Amendment to Articles of Incorporation (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q/A filed on August 21, 2013 for the fiscal quarter ended June 30, 2013)

3.1(d)	Amendment to Articles of Incorporation (incorporated by reference to the Registrant’s Form 8-K filed on October 4, 2013)

3.2	Amended and Restated Bylaws (incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 10, 2013)

4.1	Form of Enerpulse, Inc. Series A Warrants (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 10, 2013)

4.2	Form of Enerpulse, Inc. Series B Warrants (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 10, 2013)

4.3	Form of Enerpulse, Inc. Series C Warrants (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 10, 2013)

4.4	Form of Enerpulse, Inc. Series D Warrants (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 10, 2013)

4.5	Warrant dated December 16, 2011 issued by Enerpulse, Inc. to Louis S. Camilli (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 10, 2013)

4.6	Warrant dated August 16, 2013 issued by Enerpulse, Inc. to Freepoint Commerce Marketing LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 10, 2013)

4.7	Warrant dated December 14, 2011 issued by Enerpulse, Inc. to Silicon Valley Bank (incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on September 20, 2013)

4.8	Amended and Restated Warrant originally issued September 10, 2013 by Enerpulse, Inc. to Roth Capital Partners, LLC (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A filed on February 3, 2014)

4.9	Form of Bridge Warrant *

10.1	Amended and Restated Marketing Agreement dated February 12, 2014 by and between Freepoint Commerce Marketing LLC and Enerpulse, Inc. *

10.2	Letter dated April 27, 2012 from Valor Motor Company (formerly Vision Motor Company) to Enerpulse, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 10, 2013)

10.3	Executive Employment Agreement between Enerpulse, Inc. and Louis S. Camilli (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 10, 2013)

10.4	Stock Buyout Agreement effective January 20, 2004 by and between Enerpulse, Inc. and Louis S. Camilli (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 10, 2013)

10.5	Enerpulse Technologies, Inc. 2013 Equity Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 10, 2013)

10.6	Form of Restricted Stock Award Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 10, 2013)

10.7	Enerpulse, Inc. 2011 Non-Qualified Deferred Compensation Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 10, 2013)

10.8	Trust Agreement dated as of December 20, 2011 by and between Enerpulse, Inc. and The First National Bank of Santa Fe, as trustee (incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on October 18, 2013)

10.9	Form of Indemnification Agreement for Directors of Enerpulse Technologies, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 10, 2013)

10.10	Indemnity Letter Agreement, dated as of September 4, 2013, between Enerpulse Technologies, Inc. and Matthew C. Lipton (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 10, 2013)

10.11	Commercial Lease Agreement dated March 1, 2012 by and between New Mexico Fluid Systems Tech, LLC, as landlord, and Enerpulse, Inc., as tenant (incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on October 18, 2013)

10.12	Promissory Note dated May 1, 2012 issued by Louis S. Camilli to Enerpulse, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 10, 2013)

10.13	Agreement dated September 5, 2013 by and among LVM, LLC, D. Wood Holdings, LLC, Spark Assembly, LLC and Enerpulse, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 10, 2013)

10.14	Unsecured Note dated September 5, 2013 issued by Enerpulse, Inc. to LVM, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 10, 2013)

10.15

Settlement Agreement and Mutual Release dated as of October 10, 2013 by and among Enerpulse, Inc., Federal-Mogul Corporation and Federal-Mogul Worldwide Inc. (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 19, 2013)

10.16	Letter Agreement from Enerpulse Technologies, Inc. to Gordian Group, LLC dated as of October 21, 2013 regarding redemption rights (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A filed on February 3, 2014

10.17	Note Purchase Agreement, dated March 3, 2014, between Enerpulse Technologies, Inc. and the purchasers party thereto *

10.18	Form of Bridge Note *

14	Code of Ethics (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 24, 2013)

21	List of Subsidiaries—Enerpulse, Inc., a Delaware corporation

23.1	Consent of GHP Horwath, P.C.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350)* (1)

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350)* (1)

101	Interactive Data File* (2)

* Filed Herewith

(1)	Furnished in accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

(2)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated : March 13, 2014	Enerpulse Technologies, Inc.

By: /s/ Joseph E. Gonnella
Name: Joseph E. Gonnella
Title: Chief Executive Officer
(Principal Executive Officer)

By: /s/ Bryan C. Templeton
Name: Bryan C. Templeton
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated : March 13, 2014	Enerpulse Technologies, Inc.

By: /s/ Joseph E. Gonnella
Name: Joseph E. Gonnella
Title: Chief Executive Officer
(Principal Executive Officer)

By: /s/ Bryan C. Templeton
Name: Bryan C. Templeton
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

By: /s/ Michael J. Hammons
Name: Michael J. Hammons
Title: Director

By: /s/ Timothy L. Ford
Name: Timothy L. Ford
Title: Director

