Form 10-Q
period 2014-03-31
Enerpulse Technologies, Inc.
filed 2014-05-19
CIK 1495899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Total shares of common stock at May 15, 2014: 8,863,668.

ENERPULSE TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENERPULSE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$134,167	$281,607
Accounts receivable, net	82,823	92,960
Inventory, net	320,908	299,383
Other current assets	-	3,085
Total current assets	537,898	677,035
Intangible assets, net of accumulated amortization of $103,483 (2014) and $96,287 (2013)	392,878	387,947
Property and equipment, net	145,701	150,586
Other assets	352,402	162,896
Total assets	$1,428,879	$1,378,464

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities
Accounts payable	$814,049	$450,646
Accrued expenses	369,572	253,013
Current portion of capital lease obligation	7,377	7,377
Current portion of notes payable, net	200,781	-
Warrants liability	37,127	-
Total current liabilities	1,428,906	711,036
Long-Term Liabilities
Capital lease obligation, net of current portion	6,938	8,672
Notes payable, net of current portion	166,271	166,271
	173,209	174,943
Total liabilities	1,602,115	885,979

Commitments and Contingencies

Puttable Common Stock, 131,287 shares outstanding, $0.001 par value	393,780	393,780

Stockholders' (Deficit) Equity
Preferred stock, 10,000,000 shares authorized; no shares issued and outstanding; $0.001 par value	-	-
Common stock, 100,000,000 shares authorized; 8,732,381 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively; $0.001 par value	8,733	8,733
Additional paid-in capital	23,696,638	23,659,588
Note receivable, related party	(202,577)	(202,072)
Accumulated deficit	(24,069,810)	(23,367,544)
Total stockholders' (deficit) equity	(567,016)	98,705
Total liabilities and stockholders' (deficit) equity	$1,428,879	$1,378,464

See notes to accompanying unaudited consolidated financial statements.

ENERPULSE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013

Sales	$97,164	$162,904
Cost of sales	90,844	104,061
Gross profit	6,320	58,843
Selling, general and administrative expenses	698,476	745,844
Loss from operations	(692,156)	(687,001)
Other expense	(10,110)	(5,293)

Net loss	$(702,266)	$(692,294)

Net loss per common share (basic and diluted)	$(0.08)	$(0.10)
Net loss per puttable common share (basic and diluted)	$(0.08)	$-

Weighted average number of shares outstanding (basic and diluted) - common	8,732,281	7,194,910
Weighted average number of shares outstanding (basic and
diluted) - puttable common	131,287	-

See notes to accompanying unaudited consolidated financial statements.

ENERPULSE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013

Cash Flows From Operating Activities
Net loss	$(702,266)	$(692,294)
Adjustments to reconcile net loss to net cash used by
operating activities:
Stock-based compensation	37,050	5,000
Amortization	7,196	5,747
Depreciation	12,446	20,280
Amortization of warrants on notes payable	7,908	-
Interest on note receivable, related party	(505)	-
Provision for doubtful accounts	1,305	-
Changes in operating assets and liabilities:
Accounts receivable	8,832	(8,681)
Inventory	(21,525)	(18,073)
Accounts payable	363,403	(68,480)
Accrued expenses	(65,009)	(242,777)
Other	3,085	102,366
Net cash used in operating activities	(348,080)	(896,912)

Cash Flows From Investing Activities
Purchase of property and equipment	(7,561)	(10,601)
Purchase of intangible assets	(12,127)	(24,134)
Net cash used in investing activities	(19,688)	(34,735)

Cash Flows From Financing Activities
Proceeds from issuance of common stock	-	664,286
Payments on deferred offering costs	(7,938)	-
Proceeds from notes payable	230,000	-
Payments on capital lease and notes payable	(1,734)	(45,928)
Net cash provided by financing activities	220,328	618,358
Net decrease in cash and cash equivalents	(147,440)	(313,289)
Cash and cash equivalents at beginning of year	281,607	1,116,870
Cash and cash equivalents at end of year	$134,167	$803,581

Supplement cash flow information:
Cash paid for interest	$2,680	$5,293

Noncash investing and financing activities:
Accrued expenses included in deferred offering costs	$181,568	$-

See notes to accompanying unaudited consolidated financial statements.

ENERPULSE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

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

Basis of Presentation

On September 4, 2013, Enerpulse’s shareholders transferred 100% of the outstanding shares of Enerpulse to L2 Medical Development Company (L2 MDC), a publicly traded US shell company, in exchange for 7,646,780 shares of common stock of L2 MDC (the “Merger”), equal to 93.5% of the issued and outstanding shares of L2 MDC on a fully diluted basis, after giving effect to the conversion of all of Enerpulse’s outstanding preferred stock. In addition, a convertible note automatically converted into 686,725 shares of L2 MDC common stock and a warrant to purchase 87,500 shares of common stock on the date of the Merger.

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

Effective October 4, 2013, L2 MDC changed its name to Enerpulse Technologies, Inc.

The interim consolidated financial statements have been prepared by management without audit. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2013, included in the Company’s Annual Report on Form 10-K filed with the SEC.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

In the opinion of the management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of the interim date, and the results of operations, changes in stockholders’ (deficit) equity, and cash flows, for the interim periods presented, have been made. The interim results are not necessarily indicative of the operating results for the full year or future periods.

Management’s Plans

The accompanying interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of approximately $702,000 for the three months ended March 31, 2014 and anticipates a net loss for the remainder of 2014. The Company also used net cash in operations of approximately $348,000 for the three months ended March 31, 2014 and has a working capital deficit of approximately $891,000 at March 31, 2014. As a result of the Company’s losses from operations, negative cash flows and limited liquidity, the Company’s independent registered public accounting firm’s report on the Company’s consolidated financial statements as of and for the year ended December 31, 2013 includes an explanatory paragraph stating that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The interim consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management’s plans are to secure additional funding to cover working capital needs until positive cash flow from operations occurs, which is anticipated to commence in 2015. The Company has a history of securing funding from various venture capital firms (approximately $22 million) since 2004. The Company has filed with the SEC a Registration Statement on Form S-1 for a proposed public offering of 5,000,000 shares of common stock and warrants to purchase up to an aggregate of 7,500,000 shares of common stock for gross proceeds of approximately $5.0 million (the “Offering”). During March 2014, the Company received $230,000 in financing in exchange for promissory notes with warrants, which has funded the Company prior to the closing of the Offering. The Form S-1 was declared effective by the SEC on May 13, 2014, and on May 16, 2014 the Company announced the pricing of the Offering. The Company expects to receive net proceeds of approximately $3.4 million, assuming no exercise of the overallotment option. The Offering is expected to close on May 21, 2014, subject to customary closing conditions.

ENERPULSE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

(Unaudited)

Note 2 - Summary of Significant Accounting Policies

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable represent the amount billed to, but uncollected from customers. Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by identifying past due accounts. Accounts receivable are written off when deemed uncollectible. A receivable is considered to be past due if any portion of the receivable balance is outstanding for more than 90 days past each respective customer’s terms. The allowance for doubtful accounts was approximately $4,200 and $2,900, as of March 31, 2014 and December 31, 2013, respectively. No interest is charged on late accounts. No amounts were written off during the three months ended March 31, 2014 and 2013. For the three months ended March 31, 2014 and 2013, two and three customers, respectively, individually accounted for more than 10% of sales. As of March 31, 2014 and December 31, 2013, one and two customer(s), respectively, individually accounted for more than 10% of accounts receivable.

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

Fair Value Measurements

The carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short maturities. The carrying value of debt approximates fair value as the interest rates on the outstanding borrowings are at rates that approximate market rates for borrowings with similar terms and maturities. The fair value amounts of receivables from and notes payable to related parties are not practicable to estimate based on the related party nature of the underlying transactions.

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

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions. Unobservable inputs require significant management judgment or estimation. In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy. In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement. Such determination requires significant management judgment. As of March 31, 2014 and December 31, 2013, cash and cash equivalents measured at fair value were classified as Level 1 and the puttable common stock was classified as Level 2 (see Note 6). As of March 31, 2014, the Company classified the warrants liability as Level 3 (see Note 7).

ENERPULSE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

(Unaudited)

Offering Costs

Deferred offering costs are included in other non-current assets as of March 31, 2014 and December 31, 2013. Deferred offering costs consist principally of legal, accounting and underwriters’ fees incurred through March 31, 2014 that are directly attributable to the Offering and will be charged against the gross proceeds received upon the completion of the Offering in the second quarter of 2014. As of March 31, 2014 and December 31, 2013, approximately $344,000 and $154,000, respectively of deferred offering costs were included in other non-current assets.

Research and Development

Research and development costs are charged to operations when incurred and are included in selling and administrative expenses. The amounts charged for the three months ended March 31, 2014 and 2013 were $78,015 and $55,299, respectively.

Net Loss Per Share

Net loss per share is calculated using the two-class method per U.S. GAAP. Under the two-class method, the Company treats only the portion of the periodic adjustment to the puttable common stock’s carrying amount that reflects redemption in excess of fair value like a dividend. Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the periods as follows:

	For the three months ended March 31,
	2014		2013
	Common	Puttable	Common
Weighted average shares of stock used in basic and diluted loss per share	8,732,381	131,287	7,194,910

Allocation of net loss	$(691,864)	$(10,402)	$(692,294)

Basic and diluted net loss per share	$(0.08)	$(0.08)	$(0.10)

The weighted average number of shares used to compute diluted net loss per share excludes any assumed exercise of stock options and warrants as the effect would be antidilutive. Common stock equivalents of approximately 2.4 million and 2.2 million for the three months ended March 31, 2014 and 2013, respectively, were excluded from the calculation because of their antidilutive effect.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update (ASU) No. 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” Under ASU 2013-11, an entity is required to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance affects presentation only and, therefore, did not have a material impact on the Company's financial condition, results of operations or cash flows.

ENERPULSE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

(Unaudited)

Note 3 – Inventory, Net

Inventory is stated at the average cost (first in, first out) or market. Inventory, net consisted of the following:

	March 31,	December 31,
	2014	2013

Raw materials	$245,459	$218,137
Work in process	26,878	22,539
Finished goods	48,571	58,707

Total inventory, net	$320,908	$299,383

Note 4 – Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31,	December 31,
	2014	2013

Vehicles	$22,679	$22,679
Software and equipment	736,515	728,955
Furniture and fixtures	18,790	18,790
Leasehold improvements	252,406	252,406
	1,030,390	1,022,830
Less accumulated depreciation	(884,689)	(872,244)

Total property and equipment	$145,701	$150,586

ENERPULSE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

(Unaudited)

Note 5 – Notes Payable

Notes payable consisted of the following:

	March 31,	December 31,
	2014	2013

LWM, LLC, with an annual interest rate equal to the Federal Funds Rate (as announced by the Federal Reserve Bank of New York) for the first day of the calendar year, 1.0% at March 31, 2014 and December 31, 2013; unsecured; due on September 5, 2016	$166,271	$166,271
Notes payable to two employees; payable with interest at 12.0% per annum at maturity; unsecured; due May 19, 2014	80,000	-
Notes payable to an affiliate of a stockholder; payable with $6,000 interest at maturity; unsecured; due May 19, 2014	50,000	-
Freepoint note; payable with interest at 12.0% per annum; unsecured; due at the earliest of (i) May 23, 2014, as extended, (ii) default, or (iii) upon closing of a funding through a public offering of securities of the Company	100,000	-
	396,271	166,271
Discount	(29,219)	-
Less: current portion	(200,781)	-

Long-term portion	$166,271	$166,271

During March 2014, under the terms of a note purchase agreement, the Company received $130,000 in financing from two employees and an affiliate of a stockholder in exchange for three bridge loans. The lenders also received warrants to purchase 17,334 shares of common stock at an initial exercise price of $3.75 per share. The note purchase agreement allows the Company to borrow up to $400,000 through the issuance of promissory notes. The bridge loans mature on May 19, 2014. Two of the loans accrue interest at an annual rate equal to 12%, due upon repayment. The third loan accrues $6,000 of interest, due upon repayment.

On March 27, 2014, Freepoint Commerce Marketing LLC (“Freepoint”) extended $100,000 in financing in exchange for a note and received a warrant to purchase 16,667 shares of common stock at an initial exercise price of $3.00 per share. The note accrues interest at an annual rate equal to 12% per annum, due upon repayment. The note matures on the earliest of (i) May 23, 2014, as extended (ii) default, or (iii) upon the closing of a funding through a public offering of securities of the Company.

The Company estimated the relative fair value of the warrants issued with these notes to be $37,127 (see Note 7), which will be recognized as additional interest expense over the life of the outstanding related notes. As a result, the current portion of the notes payable reflected on the unaudited consolidated balance sheet was $200,781 as of March 31, 2014.

ENERPULSE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

(Unaudited)

Note 6 - Capital Stock

As disclosed in Note 1, on September 4, 2013, Enerpulse’s shareholders transferred 100% of the outstanding shares of Enerpulse to L2 MDC, a publicly traded US shell company, in exchange for 7,646,780 shares of common stock of L2 MDC, equal to 93.5% of the issued and outstanding shares of L2 MDC on a fully diluted basis, after giving effect to the conversion of all of Enerpulse’s outstanding preferred stock. In addition, a convertible note automatically converted into 686,725 shares of common stock and a warrant to purchase 87,500 shares of common stock. The capital stock transactions have been retroactively restated for, and give effect to, the number of shares received in the Merger.

On October 21, 2013, the Company and a shareholder that was issued 131,287 shares of common stock for the settlement of offering costs of $300,000 during 2011, entered into an agreement that requires the Company to redeem these shares at the shareholder’s request, at any time on or after May 24, 2014. Upon any such redemption request by the shareholder, the Company will be required to make an aggregate cash payment equal to the greater of (a) $300,000 and (b) the fair market value of Company’s common stock at the time of their receipt of the shareholder’s redemption request. As a result, as of the date of the redemption agreement, the Company reclassified the puttable common stock out of “permanent equity” into “temporary equity.” The Company values these shares at the end of each reporting period. The value of the shares is based on the estimated fair value of its common stock ($3 per share) as of March 31, 2014 and December 31, 2013.

In March 2013, the Company sold 451,871 shares of common stock for cash proceeds of $1,010,000, of which $664,286 was received during the three months ended March 31, 2013 and the remainder was received in the second quarter of 2013, along with warrants to purchase 225,936 shares of common stock (see Note 7) at an exercise price of $2.22 per warrant.

Note 7 - Warrants

In March 2014, the Company issued 17,334 warrants to debtors to purchase common stock at an initial exercise price of $3.75 per share. The warrants vested upon the closing of the financing from the debtors. The warrants expire in 5 years from the date of their issuance. The warrants include price protection provisions which provide for an adjustment to the per share exercise price of the warrants, if the Company issues common stock at effective per share prices lower than the exercise price of the warrants up to and including the Offering closing price. The warrants may also be exercised on a cashless basis if the fair market value of one share of common stock on the calculation date is greater than the exercise price of the warrant.

In March 2014, the Company issued 16,667 warrants to Freepoint to purchase common stock at an initial exercise price of $3.00 per share. The warrants vested upon the closing of the financing from the debtors. The warrants expire in 3 years from the date of their issuance. On May 5, 2014, we began discussions with Freepoint to renegotiate the terms of the Freepoint Bridge Warrant. On May 13, 2014, we cancelled the original Freepoint Bridge Warrant and issued a new Freepoint Bridge Warrant which is exercisable for 100,000 shares of our common stock at an exercise price of $1.00 per share.

On August 16, 2013, Enerpulse entered into a convertible note purchase agreement with Freepoint, pursuant to which Enerpulse agreed to issue and sell, and Freepoint agreed to purchase, a senior convertible promissory note in the principal amount of $1,750,000. In addition, Freepoint received a warrant that becomes exercisable on the date the Company completes the Offering and expires on July 1, 2016. The warrant is expected to be exercisable for 87,500 shares of the Company’s common stock. The exercise price of the warrant is expected to equal to $0.96 per share, 120% of the per share price to obtained in the Offering. The warrant may also be exercised on a cashless basis if the fair market value of one share of common stock on the calculation date is greater than the exercise price of the warrant.

ENERPULSE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

(Unaudited)

Accounting Standards Codification (“ASC”) 815 - Derivatives and Hedging provides guidance to determine what types of instruments, or embedded features in an instrument, are considered derivatives. This guidance can affect the accounting for convertible instruments that contain provisions to protect holders from a decline in the stock price, referred to as anti-dilution or down-round protection. Down-round provisions reduce the exercise price of a convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments, or issues new convertible instruments that have a lower exercise price. The Company has determined that the warrants issued in March 2014 with their related down-round provisions should be treated as a derivative and thus classified as warrants liability in the accompanying consolidated unaudited March 31, 2014 balance sheet. The Company is required to report derivatives at fair value and record the fluctuations in fair value in current operations.

The Company recognizes the warrants liability at their respective fair values at inception and on each reporting date. The Company utilized a binomial option pricing model (“BOPM”) to develop its assumptions for determining the fair value of the warrants issued in March. Key assumptions at the issue date included a volatility factor of 60.0%, a dividend yield of 0%, expected life of 3 to 5 years and a risk free interest rate of 0.90% to 1.75%, which estimated the inception date fair value of the warrants to be approximately $37,000. No material change in fair value was noted at March 31, 2014.

The warrants liability is considered a Level 3 liability on the fair value hierarchy as the determination of fair values includes various assumptions about future activities, stock price, and historical volatility inputs. Significant unobservable inputs for the warrants liability include (1) the estimated probability of the occurrence of a down round financing during the term over which the related warrants are exercisable, (2) the estimated magnitude of the down round and (3) the probability of the reset provision being waived. These estimates, which are unobservable in the market were utilized to value the anti-dilution features of the warrants as of March 31, 2014.

Note 8 – Stock Based Compensation

Stock-based compensation cost is included in selling, general and administrative expense in the accompanying unaudited consolidated statements of operations and totaled $37,050 and $5,000, for the three months ended March 31, 2014 and 2013, respectively.

The Company did not grant any stock-based awards during the three months ended March 31, 2014. During the three months ended March 31, 2013, the Company granted stock-based awards with a total estimated grant date fair value of $8,480. At March 31, 2014, total unrecognized estimated compensation expense related to unvested stock-based awards granted prior to that date was approximately $330,000, which is expected to be recognized over a weighted-average period of 1.67 years. The fair value of stock-based awards granted during the three months ended March 31, 2013 is equal to approximately 0.11% of the outstanding shares of common stock at the end of March 31, 2013.

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

When used in this Report, the words “anticipate,” “estimate,” “expect,” “may,” “plans,” “project,” and similar expressions are intended to be among the statements that identify forward-looking statements. Our results may differ significantly from the results discussed in the forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to our dependence on our ability to attract and retain skilled managers and other personnel; the intense competition within our industry; the uncertainty of our ability to manage and continue our growth and implement our business strategy; our vulnerability to general economic conditions; accuracy of accounting and other estimates; our future financial and operating results, cash needs and demand for services; and our ability to maintain and comply with permits and licenses; as well as other risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2013, and in our other filings with the Securities and Exchange Commission (“SEC”), and those identified in Part II, Item 1A entitled “Risk Factors” beginning on page 18 of this Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected. We undertake no obligation to update these forward-looking statements.

As used in this Form 10-Q, “we,” “us,” and “our” refer to Enerpulse Technologies, Inc. and its wholly-owned subsidiary, Enerpulse, Inc., which is collectively referred to as the “Company.”

Overview

We were incorporated in the state of Nevada on May 3, 2010 and currently conduct our operations primarily through our wholly-owned subsidiary, Enerpulse, Inc., which was incorporated in the state of Delaware on January 20, 2004. We designed, developed and commercialized a capacitor-based Precise Combustion Ignition (PCI) technology for use in the automotive original equipment manufacturer (OEM) market and the automotive aftermarket. Our PCI technology, found in Enerpulse’s Pulstar® units, fits directly into existing internal combustion (IC) engine systems and fuel delivery infrastructures. Unlike other solutions utilizing electric and/or hybrid propulsion systems, our technology does not rely on massive changes to vehicle drive systems or fuel or power infrastructures for its success. Our PCI technology is ready for immediate deployment into existing vehicles (aftermarket) and the vast majority of new vehicles being produced around the world (OEM). Our headquarters are located in Albuquerque, New Mexico.

On September 4, 2013, our shareholders transferred 100% of their outstanding shares to L2 Medical Development Company (L2 MDC), a publicly traded US shell company that was a result of a series of transactions previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 13, 2014, in exchange for 7,646,780 shares of common stock of L2 MDC (the “Merger”), equal to 93.5% of the issued and outstanding shares of L2 MDC on a fully diluted basis, after giving effect to the conversion of an all of our outstanding preferred stock. In addition, a convertible note automatically converted into 686,725 shares of L2 MDC common stock and a warrant to purchase 87,500 shares of common stock on the date of the Merger.

The Merger was accounted for as a reverse acquisition and a recapitalization. We were the acquirer for accounting purposes and L2 MDC is treated as the acquired company. As a result of the Merger, our historical financial statements for the periods prior to the acquisition have been retroactively restated for, and give effect to, the number of shares received in the Merger. Our accumulated deficit was carried forward after the acquisition.

Effective October 4, 2013, we changed our name to Enerpulse Technologies, Inc.

Recent Events

On May 16, 2014, the Company announced the pricing of an underwritten public offering of 5,000,000 shares of its common stock and 5,000,000 warrants to purchase 7,500,000 shares of common stock at an offering price of $0.75 per share and $0.05 per warrant. After the estimated offering costs payable by the Company, the Company expects to receive net proceeds of approximately $3.4 million, assuming no exercise of the overallotment option. The offering is anticipated to close on May 21, 2014, subject to customary closing conditions.

Critical Accounting Policies and Estimates

Our consolidated financial statements and related notes included elsewhere in this Form 10-Q are prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, net revenue, and expenses, and any related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Changes in accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are material differences between these estimates and our actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.

There have been no material changes to our critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2013, previously filed with the SEC on March 13, 2014.

Recent Accounting Pronouncements

For information on the recent accounting pronouncements, which may impact our business, see Note 2 of the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Results of Operations

The following tables set forth selected consolidated financial data. We derived the selected consolidated statement of operations data for the three months ended March 31, 2014 and 2013, and the selected consolidated balance sheet data as of March 31, 2014 and December 31, 2013 from our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results to be expected for any future period.

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended
	March 31,
	2014	2013

Statement of Operations Data:
Sales	$97,164	$162,904
Cost of sales	90,844	104,061
Gross profit	6,320	58,843
Selling, general and administrative expenses	698,476	745,844
Loss from operations	(692,156)	(687,001)
Other expense	(10,110)	(5,293)
Net loss	$(702,266)	$(692,294)

Net loss per common and puttable share (basic and diluted)	$(0.08)	$(0.10)

Weighted average of common shares outstanding (basic and diluted)	8,732,281	7,194,910
Weighted average of puttable shares outstanding (basic and diluted)	131,287	-

Balance Sheet Data (at end of period):
Cash and cash equivalents	$134,167	$281,607
Working deficit	(891,008)	(34,001)
Total assets	1,428,879	1,378,464
Total liabilities	1,602,115	885,979
Total stockholder' (deficit) equity	(567,016)	98,705

Three Months Ended March 31, 2014, Compared to Three Months Ended March 31, 2013

Sales

Our sales decreased by 40.1% from $163 thousand for the three months ended March 31, 2013 to $97 thousand for the three months ended March 31, 2014 as a result of fewer stocking orders by “big-box” automotive retailers. This was due to our business decision to allocate more funding to automotive OEM business development activities rather than to further expansion of automotive aftermarket distribution.

Cost of Sales

Our cost of sales decreased by 12.5% from $104 thousand for the three months ended March 31, 2013 to $91 thousand for the three months ended March 31, 2014, due to a corresponding decrease in sales and a reduction in manufacturing yields. We currently anticipate that our cost of sales will decrease as a percentage of sales with manufacturing process improvements and greater per unit volume. The raw materials “component costs” are primarily driven by a few key items. The center electrode, the shell containing the ground electrode, and the insulator are all standard components to a conventional spark plug, but can have the most negative impact to the cost of a finished good. Most materials are not unique and are easily obtained through various suppliers, but center and ground electrodes, if made or coated with precious metals such as iridium or platinum can fluctuate in price. At low volume landed cost for each component can double the price if flown air freight versus on the ocean or by ground.

Gross Profit

Our gross profit decreased by 89.8% from $59 thousand for the three months ended March 31, 2013 to $6 thousand for the three months ended March 31, 2014 as a result of the decrease in sales offset by a lower manufacturing yields. The gross profit margin was 6.2% for the three months ended March 31, 2014, which is lower than that of 36.2% for the three months ended March 31, 2013, due primarily to increased cost of sales due to higher scrap from additional end of line testing protocols and transition to new components during the three months ended March 31, 2014.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses decreased by 6.4% from $746 thousand for the three months ended March 31, 2013 to $698 thousand for the three months ended March 31, 2014, primarily as a result of additional third-party testing incurred during the first quarter of 2013 which was not incurred during the first quarter of 2014.

Other Expense

Other expense increased to $10 thousand for the three months ended March 31, 2014 from $5 thousand for the three months ended March 31, 2013. The increase in other expense is primarily related to additional debt with warrants outstanding during the three months ended March 31, 2014 versus the three months ended March 31, 2013.

Net Loss and Loss Per Share

During the three months ended March 31, 2014, we had a net loss of $702 thousand as compared to $692 thousand for the three months ended March 31, 2013. The increase for the three months ended March 31, 2014 was primarily related to product and business development activities and increased costs associated with the infrastructure necessary to support our operations, including those related to being a newly public company, as well as, the decrease in sales. Loss per share, both basic and diluted, for the three months ended March 31, 2014 and 2013, was $0.08 and $0.10 per share, respectively.

Liquidity and Capital Resources

As of March 31, 2014, we had cash and cash equivalents on hand of $134,167 and negative working capital of $891,008. Management’s plans are to secure additional funding to cover working capital needs until positive cash flow from operations occurs, which is anticipated to commence in 2015. The Company has a history of securing funding from various venture capital firms (approximately $22 million) since 2004. The Company has filed with the SEC a Registration Statement on Form S-1 for a proposed public offering of 5,000,000 shares of common stock and warrants to purchase up to an aggregate of 7,500,000 shares of common stock for gross proceeds of approximately $5.0 million (the “Offering”). During March 2014, the Company raised $230,000 in exchange for promissory notes with warrants, which has funded the Company prior to the closing of the Offering. The Form S-1 was declared effective by the SEC on May 13, 2014, and on May 16, 2014 the Company announced the pricing of the Offering. The Company expects to receive net proceeds of approximately $3.4 million, assuming no exercise of the overallotment option. The Offering is expected to close on May 21, 2014, subject to customary closing conditions. Upon the closing of the Offering, we believe that our cash and cash equivalents on hand and working capital will be sufficient to meet our anticipated cash requirements for the next 12 months.

Net cash used in operating activities was $348,080 and $896,912, respectively, for the three months ended March 31, 2014 and 2013. The decrease is mainly attributable to an increase in accounts payable and accrued expenses primarily related to limited cash resources being available during the first quarter of 2014 to make payments, and costs incurred related to additional fees and services related to being a newly public company.

Net cash used in investing activities was $19,688 and $34,735 for the three months ended March 31, 2014 and 2013, respectively, consisting of the purchase of equipment and intellectual property.

Net cash provided by financing activities was $220,328 and $618,358 for the three months ended March 31, 2014 and 2013, respectively. During the three months ended March 31, 2014, we secured notes payable for $230,000, made repayments on debt of $1,734, and paid offering costs of $7,938. During the three months ended March 31, 2013, we received cash from the issuance of common stock in the amount of $664,286 and made repayments on debt of $45,928.

Our cash position decreased by $147,440 and $313,289 for the three months ended March 31, 2014 and 2013, respectively, for the reasons described above.

As of March 31, 2014, we had outstanding notes payable totaling $396,271, of which $230,000 is classified as short-term. Interest expense incurred on all debt was $4,176 and $5,293 for the three ended March 31, 2014 and 2013, respectively.

Pursuant to the contractual redemption right we granted to Gordian on October 21, 2013, we may be required to redeem, at any time on or after May 24, 2014, all of Gordian’s shares of common stock at a redemption price equal to the greater of (a) $300,000 and (b) the fair market value of our common stock at the time of receipt of Gordian’s redemption request.

During March 2014, under the terms of a note purchase agreement, we received $130,000 in financing from two employees and an affiliate of a stockholder in exchange for three bridge loans. The lenders also received warrants to purchase 17,334 shares of common stock at an initial exercise price of $3.75 per share. The note purchase agreement allows the Company to borrow up to $400,000 through the issuance of promissory notes. The bridge loans mature on May 19, 2014. Two of the loans accrue interest at an annual rate equal to 12% per annum, due upon repayment. The third loan accrues $6,000 of interest, due upon repayment.

On March 27, 2014, we were extended $100,000 in financing in exchange for a note and a warrant to purchase 16,667 shares of common stock at an initial exercise price of $3.00 per share. The note accrues interest at an annual rate equal to 12% per annum, due upon repayment. The note matures at the earliest of May 23, 2014, as extended or upon the closing of the public offering of securities of the Company. On May 5, 2014, we began discussions with Freepoint to renegotiate the terms of the Freepoint Bridge Warrant. On May 13, 2014, we cancelled the original Freepoint Bridge Warrant and issued a new Freepoint Bridge Warrant which is exercisable for 100,000 shares of our common stock at an exercise price of $1.00 per share.

We will be seeking capital to execute our business plan and reach positive cash flow from operations. Our base monthly expenses are expected to increase to approximately $400,000 in 2014. In order to successfully execute our business plan, including the planned development and marketing of current products, the net proceeds of a $5 million offering will be required as long-term financing which will be used for research and development (including patent development and protection, prototype development and third party testing), salaries and benefits and general working capital purposes.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

Upon the closing of the Offering anticipated to occur on May 21, 2014, the Company anticipates repaying $230,000 of notes payable.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this disclosure.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2014 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s consolidated financial statements will not be prevented or detected on a timely basis.

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

Our management feels the weaknesses identified above have not had any material effect on our financial results. However, the Company has taken steps to mitigate these risks including implementing a plan to improve the segregation of the duties of our accounting staff and hiring additional internal staff and/or outside consultants experienced in financial reporting as well as in SEC reporting requirements. Additionally, we are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the near term, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses. Due to the size and operations of the Company, we are unable to remediate these deficiencies until the second half of fiscal year 2014.

Our management team will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first quarter 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

Set forth below are material changes to the risk factors disclosed in “Part I — Item 1A — Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 13, 2014. We have noted below for each material change whether the material change represents (i) a new risk factor or (ii) an update to a risk factor that was included in our latest Annual Report on Form 10-K.

New Risk Factor

Price protection in the warrants being sold in the Offering may reduce the amount of capital we may receive upon exercise of such warrants and also result in dilution to the holder of such warrants.

The warrants being sold in our Offering contained price protection upon the future issuance of any shares of common stock or securities convertible or exercisable into our common stock at a price below the then-existing exercise price of the warrants (with certain exceptions). Because these price protection provisions will have the effect of lowering the price at which shares of our common stock are issued upon exercise of the warrants, if such warrants are exercised for cash, we will receive reduced proceeds. Any such reduction in proceeds may have an adverse effect on our future working capital requirements.

Updated Risk Factor

As an “emerging growth company” under the JOBS Act, we are permitted to rely on exemptions from certain disclosure requirements.

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to and may rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to and will not:

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 27, 2014, Freepoint Commerce Marketing LLC, or Freepoint, extended $100,000 in financing in exchange for a note and received a warrant to purchase our common stock. The warrant was originally exercisable for 16,667 shares of our common stock at an exercise price of $3.00 per share. On May 5, 2014, we began discussions with Freepoint to renegotiate the terms of the warrant. On May 13, 2014, we cancelled the original warrant and issued a new warrant which is exercisable for 100,000 shares of our common stock at an exercise price of $1.00 per share. The warrant is exercisable at any time and from time to time and it expires on the third anniversary of its issuance.

The warrant may also be exercised on a cashless basis if the fair market value is greater than the exercise price of the warrant. The shares issuable upon exercise of the warrant are subject to adjustment for stock splits, stock dividends, reclassifications, reorganizations or other changes of the securities into which the warrant becomes exercisable.

The issuance of the warrant to Freepoint in connection with the financing was exempt from registration in reliance upon Section 4(a)(2) of the Securities Act.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit Number	Description of Document
3.1	Articles of Incorporation (incorporated by reference to the Registrant’s Registration Statement on Form 10-12G filed on October 27, 2010)

3.2	Certificate of Correction to Articles of Incorporation (incorporated by reference to the Registrant’s Registration Statement on Form 10-12G filed on October 27, 2010)

3.3	Amendment to Articles of Incorporation (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q/A filed on August 21, 2013 for the fiscal quarter ended June 30, 2013)

3.4	Amended and Restated Bylaws (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 10, 2013)

4.1	Amended and Restated Warrant originally issued September 10, 2013 by Enerpulse, Inc. to Roth Capital Partners, LLC (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A filed on February 3, 2014)

4.2	Form of Bridge Warrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 13, 2014)

4.3	Warrant dated March 27, 2014 issued by Enerpulse Technologies, Inc. to Freepoint Commerce Marketing, LLC (incorporated by reference to the Registrant’s Annual Report on Form S-1/A filed on March 31, 2014)

10.1	Note Purchase Agreement dated as of March 3, 2014 between Enerpulse Technologies, Inc. and the purchasers party thereto (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 13, 2014)

10.2	Form of Bridge Note (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 13, 2014)

10.3	Security Agreement dated as of March 19, 2014 by and between the Company and Ergo Strategic Partners, LLC as the Collateral Agent (incorporated by reference to the Registrant’s Current Report of Form 8-K filed on March 25, 2014)

10.4	Promissory Note dated as of March 27, 2014 issued by Enerpulse Technologies, Inc. to Freepoint Commerce Marketing, LLC (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A filed on March 31, 2014)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350)* (1)

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350)* (1)

101	Interactive Data File* (2)

* Filed Herewith

(1)	Furnished in accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

(2)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated : May 19, 2014	Enerpulse Technologies, Inc.

By: /s/ Joseph E. Gonnella
Name: Joseph E. Gonnella
Title: Chief Executive Officer
(Principal Executive Officer)

By: /s/ Bryan C. Templeton
Name: Bryan C. Templeton
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

