Form 10-Q
period 2014-06-30
Enerpulse Technologies, Inc.
filed 2014-08-15
CIK 1495899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 000-54092

ENERPULSE TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-2969241
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2451 Alamo Ave SE Albuquerque, New Mexico	87106
(Address of Principal Executive Offices)	(Zip Code)

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

Total shares of common stock at August 14, 2014: 13,732,381.

ENERPULSE TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED June 30, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENERPULSE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$1,879,583	$281,607
Accounts receivable, net	55,234	92,960
Inventory, net	323,554	299,383
Other current assets	-	3,085
Total current assets	2,258,371	677,035
Intangible assets, net of accumulated amortization of $111,017 (2014) and $96,287 (2013)	414,434	387,947
Property and equipment, net	171,161	150,586
Other assets	8,848	162,896
Total assets	$2,852,814	$1,378,464

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$308,718	$450,646
Accrued expenses	164,300	253,013
Current portion of capital lease obligations	13,805	7,377
Total current liabilities	486,823	711,036
Long-Term Liabilities
Capital lease obligations, net of current portion	18,946	8,672
Notes payable	166,271	166,271
Warrants liability	860,786	-
	1,046,003	174,943
Total liabilities	1,532,826	885,979

Commitments and Contingencies

Puttable Common Stock, 131,287 shares outstanding, $0.001 par value	300,000	393,780

Stockholders' Equity
Preferred stock, 10,000,000 shares authorized; no shares issued and outstanding; $0.001 par value	-	-
Common stock, 100,000,000 shares authorized; 13,732,381 and 8,732,381 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively; $0.001 par value	13,733	8,733
Additional paid-in capital	26,744,063	23,659,588
Note receivable, related party	(203,083)	(202,072)
Accumulated deficit	(25,534,725)	(23,367,544)
Total stockholders' equity	1,019,988	98,705
Total liabilities and stockholders' equity	$2,852,814	$1,378,464

See notes to accompanying unaudited consolidated financial statements.

ENERPULSE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Sales	$93,365	$113,094	$190,529	$275,998
Cost of sales	83,150	102,424	173,994	206,485
Gross profit	10,215	10,670	16,535	69,513
Selling, general and administrative expenses	1,068,931	756,216	1,767,407	1,502,060
Loss from operations	(1,058,716)	(745,546)	(1,750,872)	(1,432,547)
Other expense	(406,199)	(6,771)	(416,309)	(12,064)

Net loss	$(1,464,915)	$(752,317)	$(2,167,181)	$(1,444,611)

Net loss per common share (basic and diluted)	$(0.13)	$(0.10)	$(0.22)	$(0.19)
Net loss per puttable common share (basic and diluted)	$(0.13)	$-	$(0.22)	$-

Weighted average number of shares outstanding (basic and diluted) - common	10,930,183	7,646,781	9,837,353	7,422,094
Weighted average number of shares outstanding (basic and diluted) - puttable common	131,287	-	131,287	-

See notes to accompanying unaudited consolidated financial statements.

ENERPULSE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common stock		Additional	Note receivable,	Accumulated
	Shares	Amount	paid-in capital	related party	deficit	Total

Balances, December 31, 2013	8,732,381	$8,733	$23,659,588	$(202,072)	$(23,367,544)	$98,705
Issuance of common stock, net of offering costs	5,000,000	5,000	2,576,625	-	-	2,581,625
Accrued interest on note receivable, related party	-	-	-	(1,011)	-	(1,011)
Adjustment resulting from change in value of puttable common stock	-	-	93,780	-	-	93,780
Stock based compensation expense	-	-	399,192	-	-	399,192
Warrant repricing			14,878			14,878
Net loss	-	-	-	-	(2,167,181)	(2,167,181)
Balances, June 30, 2014	13,732,381	$13,733	$26,744,063	$(203,083)	$(25,534,725)	$1,019,988

See notes to accompanying unaudited consolidated financial statements.

ENERPULSE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2014	2013

Cash Flows From Operating Activities
Net loss	$(2,167,181)	$(1,444,611)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	399,192	10,000
Amortization	14,730	11,851
Depreciation	25,542	40,933
Amortization and repricing of warrants on notes payable	52,005	-
Loss on modification of derivative liabilities	31,356	-
Fair value adjustments of derivative instruments	322,733	-
Interest on note receivable, related party	(1,011)	-
Provision for doubtful accounts	2,210	-
Changes in operating assets and liabilities:		-
Accounts receivable	35,516	28,336
Inventory	(24,171)	(37,150)
Accounts payable	(141,928)	(108,022)
Accrued expenses	(436)	(225,405)
Other	3,085	107,026
Net cash used in operating activities	(1,448,358)	(1,617,042)

Cash Flows From Investing Activities
Purchase of property and equipment	(24,522)	(1,861)
Purchase of intangible assets	(41,217)	(47,323)
Net cash used in investing activities	(65,739)	(49,184)

Cash Flows From Financing Activities
Proceeds from issuance of common stock and related warrants, net of offering costs	3,116,966	1,010,000
Proceeds from notes payable	230,000	-
Payments on capital lease and notes payable	(234,893)	(90,845)
Net cash provided by financing activities	3,112,073	919,155
Net increase (decrease) in cash and cash equivalents	1,597,976	(747,071)
Cash and cash equivalents at beginning of year	281,607	1,116,870
Cash and cash equivalents at end of year	$1,879,583	$369,799

Supplement cash flow information:
Cash paid for interest	$11,294	$12,064

Noncash investing and financing activities:
Warrants issued related to offering costs	$119,570	$-
Deferred offering costs capitalized in 2013	$65,771
Adjustment resulting from change in value of puttable common stock	$93,780	$-
Equipment acquired under capital lease	$21,595	$-

See notes to accompanying unaudited consolidated financial statements.

ENERPULSE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 AND 2013

(Unaudited)

Note 1 - Organization, Basis of Presentation and Management’s Plans

Organization

Enerpulse Technologies, Inc. was incorporated in the state of Nevada on May 3, 2010 and conducts its operations primarily through its wholly-owned subsidiary, Enerpulse, Inc. (collectively the “Company”). Enerpulse, Inc. (Enerpulse) was incorporated in the state of Delaware on January 20, 2004. The Company engages in the design, development, manufacturing and marketing of an energy and efficiency enhancing product in the automotive industry. Company headquarters are located in Albuquerque, New Mexico. All intercompany balances and transactions have been eliminated in consolidation.

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

Management’s Plans

The accompanying interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of approximately $2,167,000 for the six months ended June 30, 2014 and anticipates a net loss for the remainder of 2014. The Company also used net cash in operations of approximately $1,511,000 for the six months ended June 30, 2014 and has working capital of approximately $1,772,000 at June 30, 2014. As a result of the Company’s losses from operations, cash flows used in operations and limited liquidity, the Company’s independent registered public accounting firm’s report on the Company’s consolidated financial statements as of and for the year ended December 31, 2013 includes an explanatory paragraph stating that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The interim consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management’s plans are to secure additional funding to cover working capital needs until positive cash flow from operations occurs, which is anticipated to commence in 2015. The Company has a history of securing funding from various venture capital firms (approximately $22 million) since 2004. In addition, the Company filed with the SEC, a Registration Statement on Form S-1 (the “Offering”), which was declared effective by the SEC on May 13, 2014 for the public offering of 5,000,000 shares of common stock and 5,000,000 warrants to purchase up to an aggregate of 7,500,000 shares of common stock. On May 16, 2014, the Company announced the pricing of the Offering, and on May 21, 2014, the Company closed the Offering for 5,000,000 shares of its common stock and 5,000,000 warrants at an offering price of $0.75 per share and $0.05 per warrant, resulting in gross proceeds of $4.0 million. During March 2014, the Company also received $230,000 in financing in exchange for promissory notes with warrants, which funded the Company prior to the closing of the Offering.

ENERPULSE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 AND 2013

(Unaudited)

Note 2 - Summary of Significant Accounting Policies

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable represent the amount billed to, but uncollected from customers. Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by identifying past due accounts. Accounts receivable are written off when deemed uncollectible. A receivable is considered to be past due if any portion of the receivable balance is outstanding for more than 90 days past each respective customer’s terms. The allowance for doubtful accounts was approximately $5,100 and $2,900, as of June 30, 2014 and December 31, 2013, respectively. No interest is charged on late accounts. No material amounts were written off during the three and six months ended June 30, 2014 and 2013. For the three months ended June 30, 2014 and 2013, one customer accounted for 13% of sales, and three customers accounted for 42% of sales, respectively. For the six months ended June 30, 2014 and 2013, two customers accounted for 20% of sales, and four customers accounted for 53% of sales, respectively. As of both June 30, 2014 and December 31, 2013, two customers accounted for 85% and 14%, and 83% of accounts receivable, respectively.

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

Fair Value Measurements

The carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short maturities. The carrying value of debt approximates fair value, as the interest rates on the outstanding borrowings are at rates that approximate market rates for borrowings with similar terms and maturities. The fair value amounts of receivables from and notes payable to related parties are not practicable to estimate based on the related party nature of the underlying transactions.

Fair Value of Financial Instruments

The Company accounts for financial instruments utilizing a framework for measuring fair value in generally accepted accounting principles. To increase consistency and comparability in fair value measurements, a fair value hierarchy is used that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

Level 1 - quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2 - observable inputs other than Level 1, quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and model-derived prices whose inputs are observable or whose significant value drivers are observable; and

Level 3 - assets and liabilities whose significant value drivers are unobservable.

ENERPULSE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 AND 2013

(Unaudited)

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions. Unobservable inputs require significant management judgment or estimation. In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy. In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement. Such determination requires significant management judgment. As of June 30, 2014 and December 31, 2013, cash and cash equivalents measured at fair value were classified as Level 1, and the puttable common stock was classified as Level 2 (see Note 6). As of June 30, 2014, the Company classified the warrants liability as Level 2 or Level 3 (see Note 7).

Offering Costs

Offering costs consist principally of legal, accounting and underwriters’ fees incurred through May 21, 2014 that are directly attributable to the Offering and were charged against the gross proceeds received upon the completion of the Offering during the three months ended June 30, 2014. Prior to closing the Offering, the offering costs were deferred and included in other non-current assets. As of December 31, 2013, approximately $154,000 of deferred offering costs were included in other non-current assets.

Research and Development

Research and development costs are charged to operations when incurred and are included in selling and administrative expenses. The amounts charged for the three months ended June 30, 2014 and 2013 were approximately $94,000 and $32,000, respectively, and approximately $172,000 and $87,000 for the six months ended June 30, 2014 and 2013, respectively.

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

	For the three months ended June 30,
	2014		2013
	Common	Puttable	Common
Weighted average shares of stock used in basic and diluted loss per share	10,930,183	131,287	7,646,781

Allocation of net loss	$(1,447,528)	$(17,387)	$(752,317)

Basic and diluted net loss per share	$(0.13)	$(0.13)	$(0.10)

	For the six months ended June 30,
	2014		2013
	Common	Puttable	Common
Weighted average shares of stock used in basic and diluted loss per share	9,837,353	131,287	7,422,094

Allocation of net loss	$(2,138,639)	$(28,542)	$(1,444,611)

Basic and diluted net loss per share	$(0.22)	$(0.22)	$(0.19)

The weighted average number of shares used to compute diluted net loss per share excludes any assumed exercise of stock options and warrants as the effect would be antidilutive. Common stock equivalents of approximately 6.0 million and 2.2 million for the three months ended June 30, 2014 and 2013, respectively, and approximately 4.2 million and 2.1 million for the six months ended June 30, 2014 and 2013, respectively, were excluded from the calculation because of their antidilutive effect.

ENERPULSE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 AND 2013

(Unaudited)

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

The Company generally utilizes the Black-Scholes option-pricing model to determine fair value of stock option awards. Key assumptions include applicable volatility rates, risk-free interest rates and the instrument’s expected remaining life. As allowed by U.S. GAAP, for companies with a short period of publicly traded stock history, the Company’s estimate of expected volatility and expected term are primarily based on the average volatilities and expected terms of identified companies with similar attributes to the Company, including industry, stage of life cycle, size and financial leverage. The risk-free rate for periods within the contractual life of the warrant is based on the U.S. Treasury yield curve in effect at the time of grant valuation. These assumptions require significant management judgment.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update (ASU) No. 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share- Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period." ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The updated guidance will be effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The updated guidance will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

Note 3 - Inventory, Net

Inventory is stated at the average cost (first in, first out) or market. Inventory, net consisted of the following:

	June 30,	December 31,
	2014	2013

Raw materials	$247,002	$218,137
Work in process	28,081	22,539
Finished goods	48,471	58,707

Total inventory, net	$323,554	$299,383

ENERPULSE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 AND 2013

(Unaudited)

Note 4 - Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30,	December 31,
	2014	2013

Vehicles	$22,679	$22,679
Software and equipment	772,175	728,955
Furniture and fixtures	21,687	18,790
Leasehold improvements	252,406	252,406
	1,068,947	1,022,830
Less accumulated depreciation	(897,786)	(872,244)

Total property and equipment, net	$171,161	$150,586

In June 2014, the Company entered into a long-term lease for equipment with a principal amount of $21,595.

Note 5 - Notes Payable

During March 2014, under the terms of a note purchase agreement, the Company received $130,000 in financing from two employees and an affiliate of a stockholder in exchange for three bridge loans. The lenders also received warrants to purchase 17,334 shares of common stock at an initial exercise price of $3.75 per share. The note purchase agreement allowed the Company to borrow up to $400,000 through the issuance of promissory notes. The bridge loans matured on May 19, 2014. Two of the loans accrued interest at an annual rate equal to 12%, due upon repayment. The third loan accrued $6,000 of interest, due upon repayment. The loans and associated interest were repaid by May 29, 2014 with proceeds from the Offering.

On March 27, 2014, Freepoint Commerce Marketing LLC (“Freepoint”) extended $100,000 in financing in exchange for a note and received a warrant to purchase 16,667 shares of common stock at an initial exercise price of $3.00 per share. The note accrued interest at an annual rate equal to 12% per annum, due upon repayment. The note matured on the earliest of (i) May 23, 2014, as extended (ii) default, or (iii) upon the closing of a funding through a public offering of securities of the Company. The financing and associated interest were repaid by May 29, 2014 with proceeds from the Offering.

The Company estimated the relative fair value of the warrants issued with these notes to be $37,127 (see Note 7), which was recognized as additional interest expense over the life of the outstanding related notes.

In September 2013, the Company and both D. Wood Holdings, LLC and Spark Assembly, LLC, agreed to consolidate their respective loans under a new note payable totaling $166,271 to LWM, LLC with an annual interest rate equal to the Federal Funds Rate (as announced by the Federal Reserve Bank of New York) for the first day of the calendar year, 1.0% at June 30, 2014 and December 31, 2013; unsecured; due on September 5, 2016.

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

ENERPULSE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 AND 2013

(Unaudited)

On May 21, 2014, the Company closed the Offering for 5,000,000 shares of its common stock and 5,000,000 warrants (see Note 7) to purchase 7,500,000 shares of common stock at an offering price of $0.75 per share and $0.05 per warrant, resulting in gross proceeds of $4.0 million. Total offering costs of approximately $949,000 included underwriters commissions, legal fees, consulting services, audit and accounting services, and filing service fees, and were netted against the gross proceeds received.

On October 21, 2013, the Company and a shareholder that was issued 131,287 shares of common stock for the settlement of offering costs of $300,000 during 2011, entered into an agreement that requires the Company to redeem these shares at the shareholder’s request, at any time on or after May 24, 2014. The shareholder requested the redemption on May 27, 2014, giving the Company 90 days to make an aggregate cash payment equal to $300,000 by August 25, 2014, which is the greater of (a) $300,000 and (b) the fair market value of Company’s common stock at the time of the receipt of the shareholder’s redemption request.

As a result of the redemption agreement, in October 2013, the Company reclassified the puttable common stock out of “permanent equity” into “temporary equity.” The Company values these shares at the end of each reporting period. The value of the shares is based on the greater of (a) $300,000 and (b) the estimated fair value of its common stock, prior to the shareholder redemption request. The fair value of the Company common stock decreased from $3.00 per share as of December 31, 2013 to $0.61 per share as of May 27, 2014, the redemption request date. As a result, the Company decreased the value of the puttable common stock from $393,780 as of December 31, 2013 to $300,000 as of June 30, 2014.

In March 2013, the Company sold 451,871 shares of common stock for cash proceeds of $1,010,000, of which $664,286 was received during the three months ended March 31, 2013 and the remainder was received in the second quarter of 2013, along with warrants to purchase 225,936 shares of common stock (see Note 7) at an exercise price of $2.66 per warrant.

Note 7 - Warrants

The form of warrant agreement for the 5,000,000 registered warrants that the Company issued in its May 2014 public offering (the “Publicly Registered Warrants”) generally provides that, in the event a related registration statement or an exemption from registration is not available for the issuance or resale of the warrant shares upon exercise of the warrant, the holder may exercise the warrant on a cashless basis. Notwithstanding the availability of cashless exercise, U.S. GAAP provides that these registered warrants are deemed to be subject to potential net cash settlement and must be classified as derivative liabilities because (i) under federal securities laws, providing freely-tradable shares upon exercise of the warrants may not be within the Company’s control in all circumstances, and (ii) the warrant agreements do not expressly provide that there is no circumstance in which the Company may be required to effect a net cash settlement of the warrants. The accounting guidance expressly precludes an evaluation of the likelihood that cash settlement could occur. The warrant agreement also contains anti-dilutive provisions that adjust the exercise price if the Company issues any common stock, securities convertible into common stock, or other securities (subject to certain exceptions) at a value below the then-existing exercise price of the May 2014 registered warrants, which is $1.20 per warrant. Accordingly, the warrants have been classified as a derivative liability and reported, at each balance sheet date, at estimated fair value determined using the quoted market price for the warrants. On reporting dates where there are no active trades, we use the last reported closing sales price of the warrants to determine the fair value. The warrants are exercisable at any time, and from time to time, from the date of issuance.

As part of the Offering, the Company issued its underwriter warrants to purchase up to 100,000 shares of common stock as underwriter compensation for this offering (the “Compensation Warrants”). If these warrants are exercised, each share may be purchased by the underwriters at an exercise price per share equal to $1.00 per share. The warrants expire in 5 years from the date of their issuance. The warrants are exercisable at any time, and from time to time, from and after the 181st day immediately following the date of effectiveness of the Offering’s registration statement. The warrants may also be exercised on a cashless basis if the fair market value of one share of common stock on the calculation date is greater than the exercise price of the warrant. As a result, the Compensation Warrants are deemed to be subject to potential net cash settlement and must be classified as derivative liabilities, for the reasons set forth above.

ENERPULSE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 AND 2013

(Unaudited)

In March 2014, the Company issued 17,334 warrants to debtors to purchase common stock at an initial exercise price of $3.75 per share. The warrants vested upon the closing of the financing from the debtors. The warrants expire in 5 years from the date of their issuance. The warrants included price protection provisions which provided for an adjustment to the per share exercise price of the warrants if the Company issues common stock at effective per share prices lower than the exercise price of the warrants up to and including the Offering closing price. The warrant agreements were revised on June 1, 2014, to remove the price protection provisions and decrease the initial exercise price to $1.00 per share. The warrants may also be exercised on a cashless basis if the fair market value of one share of common stock on the calculation date is greater than the exercise price of the warrant and include net cash settlement for fractional shares.

In March 2014, the Company issued 16,667 warrants to Freepoint to purchase common stock at an initial exercise price of $3.00 per share. The warrants vested upon the closing of the financing from the debtors. The warrants expire in 3 years from the date of their issuance. The warrants included price protection provisions which provided for an adjustment to the per share exercise price of the warrants if the Company issues common stock at effective per share prices lower than the exercise price of the warrants up to and including the Offering closing price. The warrant agreement was cancelled and a new warrant agreement issued effective May 5, 2014. The new agreement is exercisable for 100,000 shares of our common stock at an exercise price of $1.00 per share. The warrants may also be exercised on a cashless basis if the fair market value of one share of common stock on the calculation date is greater than the exercise price of the warrant and include net cash settlement for fractional shares.

On August 16, 2013, Enerpulse entered into a convertible note purchase agreement with Freepoint, pursuant to which Enerpulse agreed to issue and sell, and Freepoint agreed to purchase, a senior convertible promissory note in the principal amount of $1,750,000. In addition, Freepoint received a warrant that became exercisable May 21, 2014, the date the Company completed the Offering and expires on July 1, 2016. The warrant is exercisable for 87,500 shares of the Company’s common stock. The initial exercise price of the warrant was $3.60 per share, 120% of the per share price of the Merger. On May 16, 2014, the warrant agreement was revised to decrease the exercise price to $1.20 per share, which resulted in the Company recording approximately $15,000 of additional amortization expense. The warrant may also be exercised on a cashless basis if the fair market value of one share of common stock on the calculation date is greater than the exercise price of the warrant.

Accounting Standards Codification (“ASC”) 815 - Derivatives and Hedging provides guidance to determine what types of instruments, or embedded features in an instrument, are considered derivatives. This guidance can affect the accounting for convertible instruments that contain provisions to protect holders from a decline in the stock price, referred to as anti-dilution or down-round protection. Down-round provisions reduce the exercise price of a convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments, or issues new convertible instruments that have a lower exercise price. The Company has determined that the Resale, Compensation, March 2014 and Publicly Registered warrants, with their related down-round or net cash settlement provisions, should be treated as a derivative and thus classified as warrants liability in the accompanying unaudited June 30, 2014 consolidated balance sheet. The Company is required to report derivatives at fair value and record the fluctuations in fair value in current operations.

On June 30, 2013, the Company entered into a letter agreement with its advisor, placement agent and underwriter (collectively, “underwriter”) in connection with various proposed transactions. Pursuant to the letter agreement, upon consummation of the Merger, the underwriter received a warrant (the “Resale Warrant”) to purchase 150,000 shares of our common stock. The Resale Warrant was issued as of September 4, 2013 and expires on September 3, 2018. The exercise price of the Resale Warrant is equal to $2.66 per share and the warrant is exercisable at any time, and from time to time, from and after the 181st day immediately following the date of effectiveness of the Offering’s registration statement. The warrants may also be exercised in a cashless basis if the fair market value of one share of common stock on the calculation date is greater than the exercise price of the warrant. As a result, the Resale Warrant is deemed to be subject to potential net cash settlement and must be classified as a derivative liability, for the reasons set forth above.

ENERPULSE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 AND 2013

(Unaudited)

The Company recognizes the warrants liability at their respective fair values at inception and on each reporting date. The Company utilized a binomial option pricing model (“BOPM”) to develop its assumptions for determining the fair value of the warrants. Changes in the fair value of the derivative instrument liabilities and key assumptions at the issue date and each reporting date are as follows:

	March 4 and 5, 2014	March 19, 2014	March 27, 2014	Resale	Compensation	Publicly Registered
	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Total
Balance at December 31, 2013	$-	$-	$-	$-	$-	$-	$-
Origination of derivative instrument	12,463	7,827	16,837	-	-	-	37,127
Balance at March 31, 2014	12,463	7,827	16,837	-	-	-	37,127
Origination of derivative instrument	-	-	-	64,410	55,160	350,000	469,570
Loss on modification of derivative liabilities	6	6	31,344	-	-	-	31,356
Adjustment resulting from change in value of underlying asset	(9,002)	(5,659)	(22,716)	(22,320)	(17,570)	400,000	322,733
Balance at June 30, 2014	$3,467	$2,174	$25,465	$42,090	$37,590	$750,000	$860,786

	March 4 and 5, 2014	March 19, 2014	March 27, 2014	Resale	Compensation
	Warrants	Warrants	Warrants	Warrants	Warrants
June 30, 2014:
Annual volatility	110%	110%	110%	110%	110%
Risk-free rate	1.62%	1.62%	0.88%	1.62%	1.62%
Dividend rate	-%	-%	-%	-%	-%
Expected term	4.7	4.7	2.8	4.2	4.9
Closing price of common stock	$0.55	$0.55	$0.55	$0.55	$0.55
Conversion/exercise price	$1.00	$1.00	$1.00	$2.66	$1.00
Origination:
Annual volatility	60%	60%	60%	110%	111%
Risk-free rate	1.54%	1.75%	0.90%	1.56%	1.56%
Dividend rate	-%	-%	-%	-%	-%
Expected term	5.0	5.0	3.0	4.0	5.0
Closing price of common stock	$3.00	$3.00	$3.00	$0.75	$0.75
Conversion/exercise price	$3.75	$3.75	$3.00	$2.66	$1.00

The warrants liability associated with the March, Resale and Compensation warrants is considered a Level 3 liability on the fair value hierarchy as the determination of fair values includes various assumptions about future activities, stock price, and historical volatility inputs. The warrants liability associated with the Publicly Registered Warrants is considered Level 2 liability on the fair value hierarchy as the determination of fair values includes quoted warrants price, in a market that is not active. Significant unobservable inputs for the Level 3 warrants liability include (1) the estimated probability of the occurrence of a down round financing during the term over which the related warrants are exercisable, (2) the estimated magnitude of the down round and (3) the estimated magnitude of any net cash fractional share settlement. There were no transfers between Levels 1, 2, and 3 during the three or six months ended June 30, 2014 or 2013.

Note 8 – Stock-Based Compensation

On June 30, 2014, our board of directors approved the re-pricing and accelerated vesting of all outstanding stock options to purchase approximately 676,000 shares of common stock that were previously granted to officers, directors, employees and consultants pursuant to the 2013 Equity Incentive Award Plan. The options were re-priced at $0.75 per share, the Offering closing price.

The outstanding options had been issued with exercise prices ranging from $0.91 to $3.00 per share. The vesting schedule for the outstanding options also varied from 1 to 9 years.

The re-pricing and accelerated vesting changes were effected by cancelling the outstanding options and concurrently entering into new stock option agreements with the optionees (the “New Options”) to reflect the new exercise price and accelerated vesting. The Company valued the repricing and accelerated vesting using the Black-Scholes option pricing model, which resulted in the Company recording additional incremental stock-based compensation expense of approximately $32,000, as well as approximately $293,000 associated with accelerating the unvested stock-based awards granted prior to that date.

Stock-based compensation cost is included in selling, general and administrative expense in the accompanying unaudited consolidated statements of operations and totaled $362,143 and $5,000, for the three months ended June 30, 2014 and 2013, respectively, and $399,192 and $10,000, for the six months ended June 30, 2014 and 2013, respectively.

The Company did not grant any stock-based awards during the three months ended June 30, 2014 and 2013 and the six months ended June 30, 2014. During the six months ended June 30, 2013, the Company granted stock-based awards with a total estimated grant date fair value of $8,480.

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

When used in this Report, the words “anticipate,” “estimate,” “expect,” “may,” “plans,” “project,” and similar expressions are intended to be among the statements that identify forward-looking statements. Our results may differ significantly from the results discussed in the forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to our dependence on our ability to attract and retain skilled managers and other personnel; the intense competition within our industry; the uncertainty of our ability to manage and continue our growth and implement our business strategy; our vulnerability to general economic conditions; accuracy of accounting and other estimates; our future financial and operating results, cash needs and demand for services; and our ability to maintain and comply with permits and licenses; as well as other risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2013, and in our other filings with the Securities and Exchange Commission (“SEC”), and those identified in Part II, Item 1A entitled “Risk Factors” beginning on page 21 of this Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected. We undertake no obligation to update these forward-looking statements.

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

Effective October 4, 2013, we changed our name to Enerpulse Technologies, Inc.

Recent Events

On May 21, 2014, we closed the Offering for 5,000,000 shares of our common stock and 5,000,000 warrants to purchase 7,500,000 shares of common stock at an offering price of $0.75 per share and $0.05 per warrant, resulting in gross proceeds of $4.0 million.

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

Results of Operations

The following tables set forth selected consolidated financial data. We derived the selected consolidated statements of operations data for the three and six months ended June 30, 2014 and 2013, and the selected consolidated balance sheet data as of June 30, 2014 and December 31, 2013 from our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results to be expected for any future period.

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Statement of Operations Data:
Sales	$93,365	$113,094	$190,529	$275,998
Cost of sales	83,150	102,424	173,994	206,485
Gross profit	10,215	10,670	16,535	69,513
Selling, general and administrative expenses	1,068,931	756,216	1,767,407	1,502,060
Loss from operations	(1,058,716)	(745,546)	(1,750,872)	(1,432,547)
Other expense	(406,199)	(6,771)	(416,309)	(12,064)
Net loss	$(1,464,915)	$(752,317)	$(2,167,181)	$(1,444,611)

Net loss per common and puttable share (basic and diluted)	$(0.13)	$(0.10)	$(0.22)	$(0.19)

Weighted average of common shares outstanding (basic and diluted)	10,930,183	7,646,781	9,837,353	7,422,094
Weighted average of puttable shares outstanding (basic and diluted)	131,287	-	131,287	-

	June 30, 2014	December 31,
Balance Sheet Data (at end of period):	2014	2013
Cash and cash equivalents	$1,879,583	$281,607
Working capital (deficit)	1,771,548	(34,001)
Total assets	2,852,814	1,378,464
Total liabilities	1,532,826	885,979
Total stockholder' equity	1,019,988	98,705

Three Months Ended June 30, 2014, Compared to Three Months Ended June 30, 2013

Sales

Our sales decreased by 17.7% from $113 thousand for the three months ended June 30, 2013 to $93 thousand for the three months ended June 30, 2014, primarily due to a delay to the start of an aftermarket automotive advertising campaign schedule for the spring, held off until the public offering funded.

Cost of Sales

Our cost of sales decreased by 18.6% from $102 thousand for the three months ended June 30, 2013 to $83 thousand for the three months ended June 30, 2014, due to a corresponding decrease in sales offset by an increase in the overall cost of our production process due to lower manufacturing yields and higher labor and overhead costs. We currently anticipate that our cost of sales will decrease as a percentage of sales with manufacturing process improvements and greater per unit volume and improved design and operating procedure related to the release of Pulstar with PlasmaCore. The raw materials “component costs” are primarily driven by a few key items. The center electrode, the shell containing the ground electrode, and the insulator are all standard components to a conventional spark plug, but can have the most negative impact to the cost of a finished good. Most materials are not unique and are easily obtained through various suppliers, but at low volume landed cost for each component can double the price if flown air freight versus on the ocean or by ground.

Gross Profit

Our gross profit decreased by 9.0% from $11 thousand for the three months ended June 30, 2013 to $10 thousand for the three months ended June 30, 2014 as a result of the decrease in sales offset by a lower manufacturing yields. The gross profit margin was 10.8% for the three months ended June 30, 2014, which is higher than that of 9.7% for the three months ended June 30, 2013, due primarily to manufacturing process improvements and a slightly greater per unit volume during the three months ended June 30, 2014.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased by 41.4% from $756 thousand for the three months ended June 30, 2013 to $1,068 thousand for the three months ended June 30, 2014, primarily as a result of the re-pricing and accelerated vesting of outstanding stock options to purchase approximately 676,000 shares of our common stock previously granted to officers, directors, employees and consultants, which resulted in additional stock-based compensation of approximately $32,000, as well as approximately $293,000 associated with accelerating the unvested stock-based awards granted prior to that date.

Other Expense

Other expense increased to $406 thousand for the three months ended June 30, 2014 from $7 thousand for the three months ended June 30, 2013. The increase in other expense is primarily related to modifications of derivative liabilities, changes in fair values of the associated derivative liabilities, and additional expense related to the repayment of debt with warrants outstanding during the three months ended June 30, 2014 versus the three months ended June 30, 2013.

Net Loss and Loss Per Share

During the three months ended June 30, 2014, we had a net loss of $1,465 thousand as compared to $752 thousand for the three months ended June 30, 2013. The increase for the three months ended June 30, 2014 was primarily as a result of the re-pricing and accelerated vesting of outstanding stock options to purchase approximately 676,000 shares of our common stock previously granted to officers, directors, employees and consultants, as well as, the modifications of derivative liabilities, changes in fair values of the associated assets of the derivative liabilities, and additional expense related to the repayment of debt with warrants outstanding. Loss per share, both basic and diluted, for the three months ended June 30, 2014 and 2013, was $0.13 and $0.10 per share, respectively.

Six Months Ended June 30, 2014, Compared to Six Months Ended June 30, 2013

Sales

Our sales decreased by 30.8% from $276 thousand for the six months ended June 30, 2013 to $191 thousand for the six months ended June 30, 2014 as a result of fewer stocking orders by “big-box” automotive retailers. This was primarily due to a delay to the start of an aftermarket automotive advertising campaign schedule for the spring, held off until the public offering funded.

Cost of Sales

Our cost of sales decreased by 15.5% from $206 thousand for the six months ended June 30, 2013 to $174 thousand for the six months ended June 30, 2014, due to a corresponding decrease in sales offset by an increase in the overall cost of our production process due to lower manufacturing yields and higher labor and overhead costs. We currently anticipate that our cost of sales will decrease as a percentage of sales with manufacturing process improvements and greater per unit volume and improved design and operating procedure related to the release of Pulstar with PlasmaCore. The raw materials “component costs” are primarily driven by a few key items. The center electrode, the shell containing the ground electrode, and the insulator are all standard components to a conventional spark plug, but can have the most negative impact to the cost of a finished good. Most materials are not unique and are easily obtained through various suppliers, but at low volume landed cost for each component can double the price if flown air freight versus on the ocean or by ground.

Gross Profit

Our gross profit decreased by 75.7% from $70 thousand for the six months ended June 30, 2013 to $17 thousand for the six months ended June 30, 2014 as a result of the decrease in sales offset by lower manufacturing yields. The gross profit margin was 8.9% for the six months ended June 30, 2014, which is lower than that of 25% for the six months ended June 30, 2013, due primarily to increased cost of sales due to higher scrap from additional end of line testing protocols, transition to new components, and locking in a new design during the six months ended June 30, 2014.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased by 17.6% from $1,502 thousand for the six months ended June 30, 2013 to $1,767 thousand for the six months ended June 30, 2014, primarily as a result of the re-pricing and accelerated vesting of outstanding stock options to purchase approximately 676,000 shares of our common stock previously granted to officers, directors, employees and consultants, which resulted in additional stock-based compensation of approximately $32,000, as well as approximately $293,000 associated with accelerating the unvested stock-based awards granted prior to that date offset by the additional third-party testing incurred during the first half of 2013 which was not incurred during the first half of 2014.

Other Expense

Other expense increased to $416 thousand for the six months ended June 30, 2014 from $12 thousand for the six months ended June 30, 2013. The increase in other expense is primarily related to modifications of derivative liabilities, changes in fair values of the associated assets of the derivative liabilities, and additional expense related to the repayment of debt with warrants outstanding during the six months ended June 30, 2014 versus the six months ended June 30, 2013.

Net Loss and Loss Per Share

During the six months ended June 30, 2014, we had a net loss of $2.2 million as compared to $1.4 million for the six months ended June 30, 2013. The increase for the six months ended June 30, 2014 was primarily as a result of the re-pricing and accelerated vesting of outstanding stock options to purchase approximately 676,000 shares of our common stock previously granted to officers, directors, employees and consultants, the modifications of derivative of liabilities, changes in fair values of the associated derivative liabilities, and additional expense related to the repayment of debt with warrants outstanding, the decrease in sales, offset by lower manufacturing yields additional third-party testing incurred during the first half of 2013 which was not incurred during the first half of 2014. Loss per share, both basic and diluted, for the six months ended June 30, 2014 and 2013, was $0.22 and $0.19 per share, respectively.

Liquidity and Capital Resources

As of June 30, 2014, we had cash and cash equivalents on hand of $1.9 million and working capital of $1.8 million. Management’s plans are to secure additional funding to cover working capital needs until positive cash flow from operations occurs, which is anticipated to commence in 2015. The Company has a history of securing funding from various venture capital firms (approximately $22 million) since 2004. In addition, the Company filed with the SEC, a Registration Statement on Form S-1 (the “Offering”), which was declared effective by the SEC on May 13, 2014 for the public offering of 5,000,000 shares of common stock and 5,000,000 warrants to purchase up to an aggregate of 7,500,000 shares of common stock. On May 16, 2014, the Company announced the pricing of the Offering and on May 21, 2014, the Company closed the Offering for 5,000,000 shares of its common stock and 5,000,000 warrants at an offering price of $0.75 per share and $0.05 per warrant, resulting in gross proceeds of $4.0 million. During March 2014, the Company also received $230,000 in financing in exchange for promissory notes with warrants, which funded the Company prior to the closing of the Offering. We believe that our cash and cash equivalents on hand and working capital will be sufficient to meet our anticipated cash requirements for the next 6 months.

Net cash used in operating activities was $1.5 million and $1.6 million, respectively, for the six months ended June 30, 2014 and 2013. The decrease is mainly attributable to a decrease in accounts payable and accrued expenses upon receipt of cash from closing the Offering.

Net cash used in investing activities was $66 thousand and $49 thousand for the six months ended June 30, 2014 and 2013, respectively, consisting of the purchase of equipment for research and ongoing patent filings to protect our intellectual property. To facilitate research, we also entered into a long-term lease for equipment with a principal amount of $22 thousand, with payments beginning in August 2014.

Net cash provided by financing activities was $3.1 million and $919 thousand for the six months ended June 30, 2014 and 2013, respectively. During the six months ended June 30, 2014, we completed the Offering for $4.0 million, which was offset by $949 thousand of offering costs ($66 thousand paid in 2013), repayment of notes payable for $230 thousand, and repayments on capital lease obligations of $5.0 thousand. During the six months ended June 30, 2013, we received cash from the issuance of common stock in the amount of $1.0 million and made repayments on debt of $91 thousand.

Our cash position increased (decreased) by $1.6 million and ($747 thousand) for the six months ended June 30, 2014 and 2013, respectively, for the reasons described above.

As of June 30, 2014, we had outstanding notes payable totaling $167 thousand, which is classified as long-term. Interest expense incurred on all debt was $63 thousand and $12 thousand for the six months ended June 30, 2014 and 2013, respectively.

Pursuant to the contractual redemption right to a shareholder, we have 90 days from the May 27, 2014 request to redeem all of the shareholders shares of common stock at a redemption price equal to $300 thousand.

We will be seeking capital to execute our business plan and reach positive cash flow from operations. Our base monthly expenses are expected to increase to approximately $400 thousand in 2014, but we have restricted them up to this point. In order to successfully execute our business plan, including the planned development and marketing of current products, we will need an additional $5 million of financing which will be used for research and development (including patent development and protection, prototype development and third party testing), salaries and benefits and general working capital purposes.

We generated minimal revenue in the automotive aftermarket and therefore we do not internally generate adequate cash flows to support our existing operations. Moreover, the historical and existing capital structure is not adequate to fund our planned growth. Our current cash requirements are significant due to the planned development of new products for the natural gas and vehicular OEM markets, marketing of our current aftermarket products, and increased staffing in order to execute our planned strategy. We anticipate generating losses through 2014, but believe the natural gas and aftermarket product lines can break even in Mid-2015.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

Pursuant to the contractual redemption right we granted to Gordian on October 21, 2013, and requested by them on May 27, 2014, we have 90 days to redeem all of Gordian’s shares of common stock at a redemption price equal to $300,000.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this disclosure.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2014 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s consolidated financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the second quarter 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

Set forth below are material changes to the risk factors disclosed in “Part I - Item 1A - Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 13, 2014. We have noted below for each material change whether the material change represents (i) a new risk factor or (ii) an update to a risk factor that was included in our latest Annual Report on Form 10-K.

New Risk Factor

Price protection in the warrants sold in the Offering may reduce the amount of capital we may receive upon exercise of such warrants and also result in dilution to the holder of such warrants.

The warrants sold in our Offering contained price protection upon the future issuance of any shares of common stock or securities convertible or exercisable into our common stock at a price below the then-existing exercise price of the warrants (with certain exceptions). Because these price protection provisions will have the effect of lowering the price at which shares of our common stock are issued upon exercise of the warrants, if such warrants are exercised for cash, we will receive reduced proceeds. Any such reduction in proceeds may have an adverse effect on our future working capital requirements.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit Number	Description of Document
3.1	Articles of Incorporation (incorporated by reference to the Registrant’s Registration Statement on Form 10-12G filed on October 27, 2010)

3.2	Certificate of Correction to Articles of Incorporation (incorporated by reference to the Registrant’s Registration Statement on Form 10-12G filed on October 27, 2010)

3.3	Amendment to Articles of Incorporation (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q/A filed on August 21, 2013 for the fiscal quarter ended June 30, 2013)

3.4	Amended and Restated Bylaws (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 10, 2013)

4.1	Warrant Agency Agreement dated May 16, 2014 between Enerpulse Technologies, Inc. and Securities Transfer Corporation (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 16, 2014)

4.2	Replacement Warrant dated May 14, 2014 issued by Enerpulse Technologies, Inc. to Freepoint Commerce Marketing, LLC*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350)* (1)

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350)* (1)

101	Interactive Data File* (2)

*	Filed Herewith

(1)	Furnished in accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

(2)	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: August 15, 2014	Enerpulse Technologies, Inc.

By: /s/ Joseph E. Gonnella
Name: Joseph E. Gonnella
Title: Chief Executive Officer
(Principal Executive Officer)

By: /s/ Bryan C. Templeton
Name: Bryan C. Templeton
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

