Form 10-Q
period 2014-09-30
Enerpulse Technologies, Inc.
filed 2014-11-14
CIK 1495899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 000-54092

ENERPULSE TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-2969241
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

2451 Alamo Ave SE
Albuquerque, New Mexico	87106
(Address of Principal Executive Offices)	(Zip Code)

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

Total shares of common stock at November 14, 2014: 13,732,381.

ENERPULSE TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENERPULSE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$651,333	$281,607
Accounts receivable, net	66,229	92,960
Inventory, net	356,944	299,383
Other current assets	12,000	3,085
Total current assets	1,086,506	677,035
Intangible assets, net of accumulated amortization of $119,445 (2014) and $96,287 (2013)	470,242	387,947
Property and equipment, net	169,292	150,586
Other assets	8,848	162,896
Total assets	$1,734,888	$1,378,464

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$289,017	$450,646
Accrued expenses	98,354	253,013
Current portion of capital lease obligations	14,822	7,377
Total current liabilities	402,193	711,036
Long-Term Liabilities
Capital lease obligations, net of current portion	15,047	8,672
Notes payable	245,815	166,271
Warrants liability	837,289	-
	1,098,151	174,943
Total liabilities	1,500,344	885,979

Commitments and Contingencies

Puttable Common Stock, zero and 131,287 shares outstanding at September 30, 2014 and December 31, 2013, respectively; $0.001 par value	-	393,780

Stockholders' Equity
Preferred stock, 10,000,000 shares authorized; no shares issued and outstanding; $0.001 par value	-	-
Common stock, 100,000,000 shares authorized; 13,732,381 and 8,732,381 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively; $0.001 par value	13,733	8,733
Additional paid-in capital	26,777,659	23,659,588
Note receivable, related party	(203,591)	(202,072)
Accumulated deficit	(26,353,257)	(23,367,544)
Total stockholders' equity	234,544	98,705
Total liabilities and stockholders' equity	$1,734,888	$1,378,464

See notes to accompanying unaudited consolidated financial statements.

ENERPULSE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Sales	$64,355	$102,133	$254,884	$378,131
Cost of sales	63,818	81,913	237,812	288,398
Gross profit	537	20,220	17,072	89,733
Selling, general and administrative expenses	841,372	1,176,890	2,608,779	2,678,950
Loss from operations	(840,835)	(1,156,670)	(2,591,707)	(2,589,217)
Other income (expense), net	22,303	(479,010)	(394,006)	(491,074)

Net loss	$(818,532)	$(1,635,680)	$(2,985,713)	$(3,080,291)

Net loss per common share (basic and diluted)	$(0.06)	$(0.20)	$(0.27)	$(0.40)
Net loss per puttable common share (basic and diluted)	$(0.06)	$-	$(0.27)	$-

Weighted average number of shares outstanding (basic and diluted) - common	13,732,381	7,990,684	11,149,963	7,615,361
Weighted average number of shares outstanding (basic and diluted) - puttable common	79,914	-	113,974	-

See notes to accompanying unaudited consolidated financial statements.

ENERPULSE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common stock		Additional	Note receivable,	Accumulated
	Shares	Amount	paid-in capital	related party	deficit	Total

Balances, December 31, 2013	8,732,381	$8,733	$23,659,588	$(202,072)	$(23,367,544)	$98,705
Issuance of common stock, net of offering costs	5,000,000	5,000	2,576,625	-	-	2,581,625
Accrued interest on note receivable, related party	-	-	-	(1,519)	-	(1,519)
Adjustment resulting from change in value of puttable common stock	-	-	93,780	-	-	93,780
Redemption and retirement of puttable common stock	-	-	21,244	-	-	21,244
Stock-based compensation expense	-	-	411,544	-	-	411,544
Warrant repricing	-	-	14,878	-	-	14,878
Net loss	-	-	-	-	(2,985,713)	(2,985,713)
Balances, September 30, 2014	13,732,381	$13,733	$26,777,659	$(203,591)	$(26,353,257)	$234,544

See notes to accompanying unaudited consolidated financial statements.

ENERPULSE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013

Cash Flows From Operating Activities
Net loss	$(2,985,713)	$(3,080,291)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	411,544	27,273
Amortization	23,158	19,357
Depreciation	40,023	61,110
Beneficial conversion feature, repricing of warrants, and amortization of discount	52,793	480,000
Loss on modification of derivative liabilities	31,356	-
Fair value adjustments of derivative instruments	299,236	-
Interest on note receivable, related party	(1,519)	-
Provision for doubtful accounts	2,952	-
Gain in sale/disposal	-	(13,782)
Changes in operating assets and liabilities:
Accounts receivable	23,779	57,302
Inventory	(57,561)	(35,564)
Accounts payable	(161,629)	146,419
Accrued expenses	(66,382)	(120,708)
Other	(8,915)	129,203
Net cash used in operating activities	(2,396,878)	(2,329,681)

Cash Flows From Investing Activities
Purchase of property and equipment	(37,134)	(13,860)
Proceeds from sale of equipment	-	40,000
Purchase of intangible assets	(105,453)	(69,840)
Net cash used in investing activities	(142,587)	(43,700)

Cash Flows From Financing Activities
Proceeds from issuance of common stock and related warrants, net of offering costs	3,116,966	1,010,000
Redemption of puttable common stock	(200,000)	-
Proceeds from convertible notes payable	-	1,750,000
Proceeds from notes payable	230,000	-
Payments on capital lease and notes payable	(237,775)	(397,498)
Net cash provided by financing activities	2,909,191	2,362,502
Net increase (decrease) in cash and cash equivalents	369,726	(10,879)
Cash and cash equivalents at beginning of year	281,607	1,116,870
Cash and cash equivalents at end of year	$651,333	$1,105,991

Supplement cash flow information:
Cash paid for interest	$12,208	$24,856

Noncash investing and financing activities:
Warrants issued related to offering costs	$119,570	$-
Deferred offering costs capitalized in 2013	$65,771	$-
Adjustment resulting from change in value of puttable common stock	$93,780	$-
Note payable issued in conjunction with redemption of puttable common stock	$100,000	$-
Equipment acquired under capital lease	$21,595	$-
Exchange of convertible notes for common stock, including accrued interest	$-	$1,750,000

See notes to accompanying unaudited consolidated financial statements.

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

Management’s Plans

The accompanying interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of approximately $2,986,000 for the nine months ended September 30, 2014 and anticipates a net loss for the remainder of 2014. The Company also used net cash in operations of approximately $2,397,000 for the nine months ended September 30, 2014 and has working capital of approximately $684,000 at September 30, 2014. As a result of the Company’s losses from operations, cash flows used in operations and limited liquidity, the Company’s independent registered public accounting firm’s report on the Company’s consolidated financial statements as of and for the year ended December 31, 2013 includes an explanatory paragraph stating that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The interim consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management’s plans are to secure additional funding to cover working capital needs until positive cash flow from operations occurs, which is anticipated to commence in 2015. The Company has a history of securing funding from various venture capital firms (approximately $22 million) since 2004. In addition, the Company filed with the SEC, a Registration Statement on Form S-1 (the “Offering”), which was declared effective by the SEC on May 13, 2014 for the public offering of 5,000,000 shares of common stock and 5,000,000 warrants to purchase up to an aggregate of 7,500,000 shares of common stock. On May 16, 2014, the Company announced the pricing of the Offering, and on May 21, 2014, the Company closed the Offering for 5,000,000 shares of its common stock and 5,000,000 warrants at an offering price of $0.75 per share and $0.05 per warrant, resulting in gross proceeds of $4.0 million. During March 2014, the Company also received $230,000 in financing in exchange for promissory notes with warrants, which funded the Company prior to the closing of the Offering. In addition, on November 3, 2014, the Company entered into an engagement letter with Roth Capital Partners, LLC (“Roth”) whereby Roth will serve as the Company’s placement agent in connection with a potential capital raise from accredited investors of approximately $4.0 million of the Company’s equity or equity-linked securities.

Note 2 - Summary of Significant Accounting Policies

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable represent the amount billed to, but uncollected from customers. Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by identifying past due accounts. Accounts receivable are written off when deemed uncollectible. A receivable is considered to be past due if any portion of the receivable balance is outstanding for more than 90 days past each respective customer’s terms. The allowance for doubtful accounts was approximately $5,800 and $2,900, as of September 30, 2014 and December 31, 2013, respectively. No interest is charged on late accounts. No material amounts were written off during the three and nine months ended September 30, 2014 and 2013. For the three months ended September 30, 2014 and 2013, one customer accounted for 16% of sales, and three customers individually accounted for more than 10% of sales, respectively. For the nine months ended September 30, 2014 and 2013, two customers individually accounted for more than 10% of sales, respectively. As of September 30, 2014, two customers accounted for 85% of accounts receivable. As of December 31, 2013, two customers accounted for 83% of accounts receivable.

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

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions. Unobservable inputs require significant management judgment or estimation. In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy. In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement. Such determination requires significant management judgment. As of September 30, 2014 and December 31, 2013, cash and cash equivalents measured at fair value were classified as Level 1. As of December 31, 2013, the puttable common stock was classified as Level 2 (see Note 6). As of September 30, 2014, the Company classified the warrants liability as Level 2 and Level 3, as appropriate (see Note 7).

Offering Costs

Offering costs consist principally of legal, accounting and underwriters’ fees incurred through May 21, 2014 that are directly attributable to the Offering and were charged against the gross proceeds received upon the completion of the Offering. Prior to closing the Offering, the offering costs were deferred and included in other non-current assets. As of December 31, 2013, approximately $154,000 of deferred offering costs were included in other non-current assets.

Research and Development

Research and development costs are charged to operations when incurred and are included in selling and administrative expenses. The amounts charged for the three months ended September 30, 2014 and 2013 were approximately $96,000 and $77,000, respectively, and approximately $268,000 and $164,000 for the nine months ended September 30, 2014 and 2013, respectively.

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

	For the three months ended September 30,
	2014		2013
	Common	Puttable	Common
Weighted average shares of stock used in basic and diluted loss per share	13,732,381	79,914	7,990,684

Allocation of net loss	$(813,796)	$(4,736)	$(1,635,680)

Basic and diluted net loss per share	$(0.06)	$(0.06)	$(0.20)

	For the nine months ended September 30,
	2014		2013
	Common	Puttable	Common
Weighted average shares of stock used in basic and diluted loss per share	11,149,963	113,974	7,615,361

Allocation of net loss	$(2,955,502)	$(30,211)	$(3,080,291)

Basic and diluted net loss per share	$(0.27)	$(0.27)	$(0.40)

The weighted average number of shares used to compute diluted net loss per share excludes any assumed exercise of stock options and warrants as the effect would be antidilutive. Common stock equivalents of approximately 10.7 million and 2.2 million for the three months ended September 30, 2014 and 2013, respectively, and approximately 6.4 million and 2.1 million for the nine months ended September 30, 2014 and 2013, respectively, were excluded from the calculation because of their antidilutive effect.

Stock-Based Compensation

The Company accounts for stock options to employees and nonemployee board members based on the estimated fair value at the option grant date. The Company measures the cost of employee services received in exchange for stock options based on the grant date fair value of the award and recognizes the cost over the period the employee is required to provide services for the award.

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

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board, or FASB issued Accounting Standards Update (ASU) 2014-15, “Presentation of Financial Statements - Going Concern - Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern.” ASU 2014-15 provides new guidance related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards and to provide related footnote disclosures. This new guidance is effective for annual reporting periods ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. The Company is currently assessing the impact that adopting this new accounting guidance may have on its consolidated financial statements and footnote disclosures.

In June 2014, the FASB, issued ASU No. 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share- Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period." ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The updated guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The updated guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently assessing the impact that adopting this new accounting guidance may have on its consolidated financial statements and footnote disclosures.

Note 3 - Inventory, Net

Inventory is stated at the average cost (first in, first out) or market. Inventory, net consisted of the following:

	September 30,	December 31,
	2014	2013

Raw materials	$245,077	$218,137
Work in process	30,553	22,539
Finished goods	81,314	58,707

Total inventory, net	$356,944	$299,383

Note 4 - Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30,	December 31,
	2014	2013

Vehicles	$22,679	$22,679
Software and equipment	781,672	728,955
Furniture and fixtures	23,071	18,790
Leasehold improvements	254,137	252,406
	1,081,559	1,022,830
Less accumulated depreciation	(912,267)	(872,244)

Total property and equipment, net	$169,292	$150,586

Note 5 - Notes Payable

Notes payable consisted of the following:

	September 30,	December 31,
	2014	2013

LWM, LLC, with an annual interest rate equal to the Federal Funds Rate (as announced by the Federal Reserve Bank of New York) for the first day of the calendar year, 1.0% at September 30, 2014 and December 31, 2013; unsecured; due in full with interest on September 5, 2016	$166,271	$166,271
Promissory note; payable without interest (interest imputed at 12.0% per annum); unsecured; due at the earlier of (i) August 25, 2016, (ii) upon closing of a debt or equity financing of the Company equal to or in excess of $500,000, or (iii) default	100,000	-
	266,271	166,271
Discount	(20,456)	-
Current portion	-	-

Long-term portion	$245,815	$166,271

On August 25, 2014, the Company entered into a promissory note with the shareholders of the puttable common stock (see Note 6).

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

The Company estimated the relative fair value of the warrants issued with these notes to be $37,127 (see Note 7), which was recognized as additional interest expense over the term of the outstanding related notes.

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

On October 21, 2013, the Company and a shareholder that was issued 131,287 shares of common stock for the settlement of offering costs of $300,000 during 2011, entered into an agreement that required the Company to redeem the shares at the shareholder’s request, at any time on or after May 24, 2014. The shareholder requested the redemption on May 27, 2014, giving the Company 90 days to make an aggregate cash payment equal to $300,000 by August 25, 2014, which was the greater of (a) $300,000 and (b) the fair market value of Company’s common stock at the time of the receipt of the shareholder’s redemption request.

On August 25, 2014, the Company paid $200,000 to the shareholder of the puttable common stock and entered into a promissory note for the remaining $100,000 with the shareholder to redeem the common stock (see Note 5). The entire amount of the redemption, including the imputed interest on the promissory note, were accounted for as the cost of the shares. The Company simultaneously retired the 131,287 shares of common stock.

As a result of the redemption agreement, the Company classified the puttable common stock as “temporary equity” and valued the shares at the end of each reporting period. The value of the shares was based on the greater of (a) $300,000 and (b) the estimated fair value of its common stock, prior to the shareholder redemption request. The fair value of the Company’s common stock decreased from $3.00 per share as of December 31, 2013 to $0.61 per share as of May 27, 2014, the redemption request date. Accordingly, the Company decreased the value of the puttable common stock from $393,780 as of December 31, 2013 to $300,000 during the second quarter of 2014.

In March 2013, the Company sold 451,871 shares of common stock for cash proceeds of $1,010,000, of which $664,286 was received during the three months ended March 31, 2013 and the remainder was received in the second quarter of 2013, along with warrants to purchase 225,936 shares of common stock (see Note 7) at an exercise price of $2.66 per warrant.

Note 7 - Warrants

The form of warrant agreement for the 5,000,000 registered warrants that the Company issued in its May 2014 public offering (the “Publicly Registered Warrants”) generally provides that, in the event a related registration statement or an exemption from registration is not available for the issuance or resale of the warrant shares upon exercise of the warrant, the holder may exercise the warrant on a cashless basis. Notwithstanding the availability of cashless exercise, U.S. GAAP provides that these registered warrants are deemed to be subject to potential net cash settlement and must be classified as derivative liabilities because (i) under federal securities laws, providing freely-tradable shares upon exercise of the warrants may not be within the Company’s control in all circumstances, and (ii) the warrant agreements do not expressly provide that there is no circumstance in which the Company may be required to effect a net cash settlement of the warrants. The accounting guidance expressly precludes an evaluation of the likelihood that cash settlement could occur. The warrant agreement also contains anti-dilutive provisions that adjust the exercise price if the Company issues any common stock, securities convertible into common stock, or other securities (subject to certain exceptions) at a value below the then-existing exercise price of the May 2014 registered warrants, which is $1.20 per warrant. Accordingly, the warrants have been classified as a derivative liability and reported, at each balance sheet date, at estimated fair value determined using the quoted market price for the warrants. On reporting dates where there are no active trades, the Company uses the last reported closing sales price of the warrants to determine the fair value. The warrants are exercisable at any time, and from time to time, from the date of issuance.

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

On June 30, 2013, the Company entered into a letter agreement with its advisor, placement agent and underwriter (collectively, “underwriter”) in connection with various proposed transactions. Pursuant to the letter agreement, upon consummation of the Merger, the underwriter received a warrant (the “Resale Warrant”) to purchase 150,000 shares of our common stock. The Resale Warrant was issued as of September 4, 2013 and expires on September 3, 2018. The exercise price of the Resale Warrant is equal to $2.66 per share and the warrant is exercisable at any time, and from time to time, from and after the 181st day immediately following the date of effectiveness of the Offering’s registration statement. The warrant may also be exercised in a cashless basis if the fair market value of one share of common stock on the calculation date is greater than the exercise price of the warrant.

Accounting Standards Codification (“ASC”) 815 - Derivatives and Hedging provides guidance to determine what types of instruments, or embedded features in an instrument, are considered derivatives. This guidance can affect the accounting for convertible instruments that contain provisions to protect holders from a decline in the stock price, referred to as anti-dilution or down-round protection. Down-round provisions reduce the exercise price of a convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments, or issues new convertible instruments that have a lower exercise price. The Company has determined that the Resale, Compensation, March 2014 and Publicly Registered warrants, with their related down-round or net cash settlement provisions, should be treated as a derivative and thus classified as warrants liability in the accompanying unaudited September 30, 2014 consolidated balance sheet. The Company is required to report derivatives at fair value and record the fluctuations in fair value in current operations.

The Company recognizes the warrants liability at their respective fair values at inception and on each reporting date. The Company utilized a binomial option pricing model (“BOPM”) to develop its assumptions for determining the fair value of the warrants. Changes in the fair value of the derivative instrument liabilities and key assumptions at the issue date and each reporting date are as follows:

	March 2014	Resale	Compensation	Publicly Registered
	Warrants	Warrants	Warrants	Warrants	Total
Balance at December 31, 2013	$-	$-	$-	$-	$-
Orgination of derivative instrument	37,127	-	-	-	37,127
Balance at March 31, 2014	37,127	-	-	-	37,127
Orgination of derivative instrument	-	64,410	55,160	350,000	469,570
Loss on modification of derivative liabilities	31,356	-	-	-	31,356
Adjustment resulting from change in value of underlying asset	(37,377)	(22,320)	(17,570)	400,000	322,733
Balance at June 30, 2014	31,106	42,090	37,590	750,000	860,786
Adjustment resulting from change in value of underlying asset	(7,167)	(10,830)	(5,500)	-	(23,497)
Balance at September 30, 2014	$23,939	$31,260	$32,090	$750,000	$837,289

	March 2014	Resale	Compensation
	Warrants	Warrants	Warrants
September 30, 2014:
Annual volatility	103% - 105%	103%	103%
Risk-free rate	1.07% - 1.78%	1.78%	1.78%
Dividend rate	-%	-%	-%
Expected term	2.6 - 4.5	3.9	4.6
Closing price of common stock	$0.50	$0.50	$0.50
Conversion/exercise price	$1.00	$2.66	$1.00
Origination:
Annual volatility	60%	110%	111%
Risk-free rate	0.9% - 1.75%	1.56%	1.56%
Dividend rate	-%	-%	-%
Expected term	3.0 - 5.0	4.0	5.0
Closing price of common stock	$3.00	$0.75	$0.75
Conversion/exercise price	$3.00 - 3.75	$2.66	$1.00

The warrants liability associated with the March, Resale and Compensation warrants is considered a Level 3 liability on the fair value hierarchy as the determination of fair values includes various assumptions about future activities, stock price, and historical volatility inputs. The warrants liability associated with the Publicly Registered Warrants is considered Level 2 liability on the fair value hierarchy as the determination of fair values includes quoted warrants price, in a market that is not active. Significant unobservable inputs for the Level 3 warrants liability include (1) the estimated probability of the occurrence of a down round financing during the term over which the related warrants are exercisable, (2) the estimated magnitude of the down round and (3) the estimated magnitude of any net cash fractional share settlement. There were no transfers between Levels 1, 2, and 3 during the three or nine months ended September 30, 2014 or 2013.

Note 8 - Stock-Based Compensation

Stock-based compensation cost is included in selling, general and administrative expense in the accompanying unaudited consolidated statements of operations and totaled $12,352 and $17,273, for the three months ended September 30, 2014 and 2013, respectively, and $411,544 and $27,273, for the nine months ended September 30, 2014 and 2013, respectively.

During the three months ended September 30, 2014 and 2013, the Company granted stock-based awards with a total estimated grant date fair value of $222,323 and $3,042, respectively. During the nine months ended September 30, 2014 and 2013, the Company granted stock-based awards with a total estimated grant date fair value of $222,323 and $11,522, respectively. At September 30, 2014, total unrecognized estimated compensation expense related to unvested stock-based awards granted prior to that date was approximately $210,000, which is expected to be recognized over a weighted-average period of 2.85 years.

On June 30, 2014, our board of directors approved the re-pricing and accelerated vesting of all outstanding stock options to purchase approximately 676,000 shares of common stock that were previously granted to officers, directors, employees and consultants pursuant to the 2013 Equity Incentive Award Plan. The options were re-priced at $0.75 per share, the Offering closing price.

The outstanding options as of June 30, 2014 had been issued with exercise prices ranging from $0.91 to $3.00 per share. The vesting schedule for the outstanding options also varied from 1 to 9 years.

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

Note 9 - Subsequent Event

In October 2014, the Company signed separate exclusive Alternative Fuel Vehicle Distributor Agreements with two third parties. Under the terms of the agreements, the exclusivity covers the mobile alternative fuel market for a period of five years in the North America and Caribbean markets for one party, and the European Union markets for the other party, which is subject to minimum purchase quantities to maintain exclusivity.

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

When used in this Report, the words “anticipate,” “estimate,” “expect,” “may,” “plans,” “project,” and similar expressions are intended to be among the statements that identify forward-looking statements. Our results may differ significantly from the results discussed in the forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to our dependence on our ability to attract and retain skilled managers and other personnel; the intense competition within our industry; the uncertainty of our ability to manage and continue our growth and implement our business strategy; our vulnerability to general economic conditions; accuracy of accounting and other estimates; our future financial and operating results, cash needs and demand for services; and our ability to maintain and comply with permits and licenses; as well as other risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2013, and in our other filings with the Securities and Exchange Commission (“SEC”), and those identified in Part II, Item 1A entitled “Risk Factors” beginning on page 22 of this Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected. We undertake no obligation to update these forward-looking statements.

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

Effective October 4, 2013, we changed our name to Enerpulse Technologies, Inc.

Recent Events

In October 2014, the Company signed separate exclusive Alternative Fuel Vehicle Distributor Agreements with two third parties. Under the terms of the agreements, the exclusivity covers the mobile alternative fuel market for a period of five years in the North America and Caribbean markets for one party, and the European Union markets for the other party, which is subject to minimum purchase quantities to maintain exclusivity.

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

Results of Operations

The following tables set forth selected consolidated financial data. We derived the selected consolidated statements of operations data for the three and nine months ended September 30, 2014 and 2013, and the selected consolidated balance sheet data as of September 30, 2014 and December 31, 2013 from our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results to be expected for any future period.

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Statement of Operations Data:
Sales	$64,355	$102,133	$254,884	$378,131
Cost of sales	63,818	81,913	237,812	288,398
Gross profit	537	20,220	17,072	89,733
Selling, general and administrative expenses	841,372	1,176,890	2,608,779	2,678,950
Loss from operations	(840,835)	(1,156,670)	(2,591,707)	(2,589,217)
Other income (expense), net	22,303	(479,010)	(394,006)	(491,074)
Net loss	$(818,532)	$(1,635,680)	$(2,985,713)	$(3,080,291)

Net loss per common and puttable share (basic and diluted)	$(0.06)	$(0.20)	$(0.27)	$(0.40)

Weighted average of common shares outstanding (basic and diluted)	13,732,381	7,990,684	11,149,963	7,615,361
Weighted average of puttable shares outstanding (basic and diluted)	79,914	-	113,974	-

	September 30,	December 31,
Balance Sheet Data (at end of period):	2014	2013
Cash and cash equivalents	$651,333	$281,607
Working capital (deficit)	684,313	(34,001)
Total assets	1,734,888	1,378,464
Total liabilities	1,500,344	885,979
Total stockholder' equity	234,544	98,705

Three Months Ended September 30, 2014, Compared to Three Months Ended September 30, 2013

Sales

Our sales decreased by 37.3% from $102 thousand for the three months ended September 30, 2013 to $64 thousand for the three months ended September 30, 2014, primarily due primarily to a the following factors: (i) the delayed introduction of the Pulstar with PlasmaCore new product line and the impact of the marketing campaign associated with the automotive aftermarket; (ii) the slowed introduction of the new product line then delayed timing of older product lift from the retailer shelves; (iii) the lift, along with traditional returns and allowances, were greater in the third quarter 2014 than 2013; and (iv) one major retailer delayed implementing the new product line due to internal changes and the consummation of a major acquisition.

Cost of Sales

Our cost of sales decreased by 22.0% from $82 thousand for the three months ended September 30, 2013 to $64 thousand for the three months ended September 30, 2014, due to a corresponding decrease in sales offset by an increase in the overall cost of our production process due to lower manufacturing yields and higher under recovered labor and overhead costs. We currently anticipate that our cost of sales will decrease as a percentage of sales with manufacturing process improvements and greater per unit volume and improved design and operating procedure related to the release of Pulstar with PlasmaCore. The raw materials “component costs” are primarily driven by a few key items. The center electrode, the shell containing the ground electrode, and the insulator are all standard components to a conventional spark plug, but can have the most negative impact to the cost of a finished good. Most materials are not unique and are easily obtained through various suppliers, but at low volume landed cost for each component can double the price if flown air freight versus on the ocean or by ground.

Gross Profit

Our gross profit decreased by 97.3% from $20 thousand for the three months ended September 30, 2013 to $537 for the three months ended September 30, 2014 as a result of the decrease in sales offset by a per unit increase to costs of sales driven by a greater amount of under recovered direct overhead and labor, and lower manufacturing yields. The gross profit margin was 0.8% for the three months ended September 30, 2014, which is lower than that of 19.6% for the three months ended September 30, 2013, due primarily to under recovered direct overhead and labor, and lower manufacturing yields.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses decreased by 28.4% from $1,177 thousand for the three months ended September 30, 2013 to $841 thousand for the three months ended September 30, 2014. The decrease is primarily a result of reduced legal, consulting and professional fees along associated with the reverse merger into a public shell in September 2013 offset by an increase in advertising expense and staffing costs associated with hiring a marketing director and other new hires for technical positions.

Other Income (Expense), Net

Other income (expense), net increased to $22 thousand of net other income for the three months ended September 30, 2014 from $479 thousand of net other expense for the three months ended September 30, 2013. The increase is primarily related to decreases in fair values of the warrants liability derivatives resulting in gains during the three months ended September 30, 2014 versus charges related to the warrant and beneficial conversion feature associated with the $1.75 million convertible note payable issued in August 2013 during three months ended September 30, 2013.

Net Loss and Loss Per Share

During the three months ended September 30, 2014, we had a net loss of $819 thousand as compared to $1,636 thousand for the three months ended September 30, 2013. The decrease for the three months ended September 30, 2014 was primarily as a result of reduced legal, consulting and professional fees associated with the reverse merger into a public shell in September 2013 offset by an increase in advertising expense and staffing costs associated hiring a marketing director and new hires for technical positions.

Loss per share, both basic and diluted, for the three months ended September 30, 2014 and 2013, was $0.06 and $0.20 per share, respectively.

Nine Months Ended September 30, 2014, Compared to Nine Months Ended September 30, 2013

Sales

Our sales decreased by 32.5% from $378 thousand for the nine months ended September 30, 2013 to $255 thousand for the nine months ended September 30, 2014 as a result of fewer stocking orders by “big-box” automotive retailers. This was primarily due to (i) a delay in stocking orders for the Pulstar with PlasmaCore combined with the lift of the old product line and (ii) the delay to the start of an aftermarket automotive advertising campaign originally scheduled for February, which was not launched until late July/early August.

Cost of Sales

Our cost of sales decreased by 17.4% from $288 thousand for the nine months ended September 30, 2013 to $238 thousand for the nine months ended September 30, 2014, due to a corresponding decrease in sales offset by an increase in the overall cost of our production process due to lower manufacturing yields and higher allocation of unrecovered labor and overhead costs. We currently anticipate that our cost of sales will decrease as a percentage of sales with manufacturing process improvements and greater per unit volume and improved design and operating procedure related to the release of Pulstar with PlasmaCore. The raw materials “component costs” are primarily driven by a few key items. The center electrode, the shell containing the ground electrode, and the insulator are all standard components to a conventional spark plug, but can have the most negative impact to the cost of a finished good. Most materials are not unique and are easily obtained through various suppliers, but at low volume landed cost for each component can double the price if flown air freight versus on the ocean or by ground.

Gross Profit

Our gross profit decreased by 81.1% from $90 thousand for the nine months ended September 30, 2013 to $17 thousand for the nine months ended September 30, 2014 is due to a decrease in sales offset by a per unit increase to costs of sales driven by a greater amount of under recovered direct overhead and labor, and lower manufacturing yields. The gross profit margin was 6.7% for the nine months ended September 30, 2014, which is lower than that of 23.8% for the nine months ended September 30, 2013, due primarily to increased cost of sales due to higher scrap from additional end of line testing protocols, transition to new components, overhead and labor cost allocation, and locking in a new design during the nine months ended September 30, 2014.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses decreased by 2.6% from $2,679 thousand for the nine months ended September 30, 2013 to $2,609 thousand for the nine months ended September 30, 2014, primarily as a result of reduced legal, consulting and professional fees associated with the reverse merger into a public shell in September 2013 which were offset by an increase in advertising expense and staffing costs associated with hiring a marketing director and other new hires for technical positions incurred during the nine months ended September 30, 2013, offset by the re-pricing and accelerated vesting of outstanding stock options to purchase approximately 676,000 shares of our common stock previously granted to officers, directors, employees and consultants, which resulted in additional stock-based compensation of approximately $32,000, as well as approximately $293,000 associated with accelerating the unvested stock-based awards granted.

Other Income (Expense), Net

Other income (expense), net decreased to $394 thousand of net other expense for the nine months ended September 30, 2014 from $491 thousand for the nine months ended September 30, 2013. The decrease in net other expense is primarily related to modifications of derivative liabilities, changes in fair values of the associated assets of the derivative liabilities, and additional expense related to the repayment of debt with warrants outstanding incurred during the nine months ended September 30, 2014 versus the charges related to the warrant and beneficial conversion feature associated with the $1.75 million convertible note payable issued in August 2013 during the nine months ended September 30, 2013.

Net Loss and Loss Per Share

During both the nine months ended September 30, 2014 and 2013, we had a net loss of $3.0 million. The net loss for the nine months ended September 30, 2014 was primarily a result of the re-pricing and accelerated vesting of outstanding stock options to purchase approximately 676,000 shares of our common stock previously granted to officers, directors, employees and consultants, the modifications of derivative of liabilities, changes in fair values of the associated derivative liabilities, and additional expense related to the repayment of debt with warrants outstanding, the decrease in sales, offset by lower manufacturing yields additional third-party testing incurred during the nine months ended September 30, 2013 which was not incurred during the nine months ended September 30, 2014. The net loss for the nine months ended September 30, 2013 were a result of the product and business development activities and costs associated with the infrastructure to support our infrastructure combined with the charges related to the warrant and beneficial conversion feature associated with the $1.75 million convertible note payable issued in August 2013. Loss per share, both basic and diluted, for the nine months ended September 30, 2014 and 2013, was $0.27 and $0.40 per share, respectively.

Liquidity and Capital Resources

As of September 30, 2014, we had cash and cash equivalents on hand of $651 thousand and working capital of $684 thousand. Management’s plans are to secure additional funding to cover working capital needs until positive cash flow from operations occurs, which is anticipated to commence in 2015. The Company has a history of securing funding from various venture capital firms (approximately $22 million) since 2004. In addition, the Company filed with the SEC, a Registration Statement on Form S-1 (the “Offering”), which was declared effective by the SEC on May 13, 2014 for the public offering of 5,000,000 shares of common stock and 5,000,000 warrants to purchase up to an aggregate of 7,500,000 shares of common stock. On May 16, 2014, the Company announced the pricing of the Offering and on May 21, 2014, the Company closed the Offering for 5,000,000 shares of its common stock and 5,000,000 warrants at an offering price of $0.75 per share and $0.05 per warrant, resulting in gross proceeds of $4.0 million. During March 2014, the Company also received $230,000 in financing in exchange for promissory notes with warrants, which funded the Company prior to the closing of the Offering. We believe that our cash and cash equivalents on hand and working capital will be sufficient to meet our anticipated cash requirements for the next 2 months. On November 3, 2014, we entered into an engagement letter with Roth whereby Roth will serve as our placement agent in connection with a potential capital raise from accredited investors of approximately $4.0 million of our equity or equity-linked securities.

Net cash used in operating activities was $2.4 million and $2.3 million, respectively, for the nine months ended September 30, 2014 and 2013. The increase is mainly attributable to decreased gross profits and a decrease in accounts payable and accrued expenses upon receipt of cash from closing the Offering.

Net cash used in investing activities was $143 thousand and $44 thousand for the nine months ended September 30, 2014 and 2013, respectively, consisting of the purchase of equipment for research and ongoing patent filings to protect our intellectual property. To facilitate research, we also entered into a long-term lease for equipment with a principal amount of $22 thousand.

Net cash provided by financing activities was $2.9 million and $2.4 million for the nine months ended September 30, 2014 and 2013, respectively. During the nine months ended September 30, 2014, we completed the Offering for $4.0 million, which was offset by $949 thousand of offering costs ($66 thousand paid in 2013), the payment of $200,000 to a shareholder to redeem our common stock pursuant to a redemption agreement, and repayments on notes payable and capital lease obligations of $238 thousand. During the nine months ended September 30, 2013, we received cash from the issuance of common stock in the amount of $1.0 million, secured a convertible note for $1.8 million, and made repayments on notes payable and capital lease obligations of $397 thousand.

Our cash position increased (decreased) by $370 thousand and ($11 thousand) for the nine months ended September 30, 2014 and 2013, respectively, for the reasons described above.

As of September 30, 2014, we had outstanding notes payable totaling $267 thousand, which is classified as long-term. Interest expense incurred on all debt was $65 thousand and $505 thousand for the nine months ended September 30, 2014 and 2013, respectively.

We will be seeking capital to execute our business plan and reach positive cash flow from operations. Our base monthly expenses are expected to increase to be approximately $400 thousand per month for the remainder of 2014. In order to successfully execute our business plan, including the planned development and marketing of current products, we will need an additional $5 million of financing which will be used for research and development (including patent development and protection, prototype development and third party testing), salaries and benefits and general working capital purposes.

We generated minimal revenue in the automotive aftermarket and therefore we do not internally generate adequate cash flows to support our existing operations. Moreover, the historical and existing capital structure is not adequate to fund our planned growth. Our current cash requirements are significant due to the planned development of new products for the natural gas and vehicular OEM markets, marketing of our current aftermarket products, and increased staffing in order to execute our planned strategy. We anticipate generating losses through 2014, but believe the natural gas and aftermarket product lines can break even in late 2015.

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

To meet future objectives, we will need to meet revenue targets and sell additional equity and debt securities, which most likely will result in dilution to our current stockholders. Sales of equity or equity-linked securities, including from any potential capital raise where Roth acts as placement agent, may result in further dilution to current stockholders if the price protection provisions of the warrants issued in the Offering are triggered. Additionally, the triggering of the price protection provisions lower the price at which shares of our common stock are issued upon exercise of the warrants and, as a result, we will receive reduced proceeds upon the exercise of any such warrants for cash. We may also seek additional loans where the incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict operations. Any failure to raise additional funds on terms favorable to us, or at all, could limit our ability to expand business operations and could harm overall business prospects. In addition, we cannot be assured of profitability in the future.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

On August 25, 2014, we entered into a promissory note with the shareholders of our puttable common stock. The promissory note is payable without interest, is unsecured, and due at the earlier of (i) August 25, 2016, (ii) upon closing of a debt or equity financing of the Company equal to or in excess of $500,000, or (iii) default.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this disclosure.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2014 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s consolidated financial statements will not be prevented or detected on a timely basis.

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

Our management feels the weaknesses identified above have not had any material effect on our financial results. However, the Company has taken the following specific actions to mitigate the underlying causes of the material weaknesses through the first three quarters of 2014 including:

i)	implementing additional oversight and review procedures, including utilization of operational personnel to improve the segregation of the duties of our accounting staff;
ii)	segregating the duties, as allowed, given the size of our accounting staff;
iii)	utilizing outside consultants experienced in financial reporting as well as in SEC reporting requirements and accounting for complex and infrequent transactions;
iv)	enhancing our procedures around the review of our disclosure controls and procedures; and
v)	identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources as allowed due to the size and operations of the Company.

Our management team will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. We believe these measures will remediate the identified control deficiencies and strengthen internal control over financial reporting. Certain of the remediation measures described above are subject to our internal controls testing and evaluation processes, which we are in process of completing. Certain of these changes have not been in operation for a sufficient period of time to effectively measure their operating effectiveness.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the third quarter 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit Number	Description of Document
3.1	Articles of Incorporation (incorporated by reference to the Registrant’s Registration Statement on Form 10-12G filed on October 27, 2010)

3.2	Certificate of Correction to Articles of Incorporation (incorporated by reference to the Registrant’s Registration Statement on Form 10-12G filed on October 27, 2010)

3.3	Amendment to Articles of Incorporation (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q/A filed on August 21, 2013 for the fiscal quarter ended June 30, 2013)

3.4	Amended and Restated Bylaws (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 10, 2013)

4.1	Promissory Note dated August 25, 2014 issued to Gordian Group, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 29, 2014)

10.1	Settlement Agreement dated August 25, 2014 by and between Enerpulse Technologies, Inc. and Gordian Group, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 29, 2014)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350)* (1)

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350)* (1)

101	Interactive Data File*

* Filed Herewith

(1)	Furnished in accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: November 14, 2014	Enerpulse Technologies, Inc.

By: /s/ Joseph E. Gonnella
Name: Joseph E. Gonnella
Title: Chief Executive Officer
(Principal Executive Officer)

By: /s/ Bryan C. Templeton
Name: Bryan C. Templeton
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

