Form 10-K
period 2014-12-31
Enerpulse Technologies, Inc.
filed 2015-03-31
CIK 1495899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $7,625,017.

The number of shares of common stock outstanding as of March 30, 2015, was 14,532,380.

Documents Incorporated By Reference

None.

ENERPULSE TECHNOLOGIES, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

Forward-Looking Statements

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

PART I

ITEM 1. BUSINESS

The following represents various industry and technical terms used in this Annual Report on Form 10-K which may not be familiar to the reader.

ASME	American Society of Mechanical Engineers
Capacitor	A passive electrical device that stores electrical energy over a long period of time and releases it over a short period of time.
Car Parc	All registered passenger vehicles on the road.
Catalytic Converter	A device used to reduce the toxicity of emissions from an internal combustion engine. It uses a catalyst to stimulate a chemical reaction in which toxic by-products of combustion are converted to less-toxic substances.
CH4	Methane, an odorless, colorless, flammable gas, which is the major constituent of natural gas. It is commonly used as a combustion fuel.
CNG	Compressed natural gas, mainly composed of CH4, is reduced to less than 1% of the volume it occupies at standard atmospheric pressure. It is a substitute for gasoline as a vehicle fuel and is usually stored and distributed in cylindrical or spherical hard containers at pressures of 2,900 – 3,600 psi.
CO	Carbon monoxide, most commonly referenced in emissions analysis from the combustion process, is produced from the partial oxidation of carbon-containing compounds and forms when there is not enough oxygen to produce carbon dioxide (CO2).
CO2	Carbon dioxide, most commonly referenced in emissions analysis from the combustion process, is a gas produced as a byproduct of combustion.
EGR	Exhaust gas recirculation
Emissions	Regulated tailpipe emissions from fuel combustion consisting mainly of unburned hydrocarbon fuel (HC), CO, CO2, NOx and CH4.
EPA	United States Environmental Protection Agency
IC Engines	Internal combustion engines commonly used for transportation and power generation. Spark ignited IC engines use a spark plug to initiate combustion, whereas diesel IC engines use high compression to initiate combustion.
Landfill Gas	Primarily methane, it is naturally produced by organic decomposition in landfills.
LNG	Liquefied natural gas; used for easier storage or transport.
LPG	Liquefied petroleum gas or propane
MPG	Miles per gallon is a measure of fuel economy.
NGV	Natural gas vehicle
NOx	Regulated tailpipe emissions measuring concentrations of nitrogen and oxygen.
OEM	Original equipment manufacturer
Φ	PHI, the equivalence ratio in combustion engineering, is the actual fuel-air ratio with respect to the stoichiometric fuel-air ratio. A Φ > 1.0 is a rich mixture, or more fuel than air. A Φ of 1.0 is the ratio of 14.7 parts air to 1 part fuel by mass. A Φ < 1.0 is a lean mixture, or more air than fuel.
n-PAC®	Precise combustion ignition; Enerpulse’s patented technology.
Plug-and-Play	Applications where no changes to a vehicle’s ignition system are required for installation or use of n-PAC® technology in the aftermarket and service channels.
Pulse Plug	Enerpulse n-PAC® technology embedded in the physical space of a conventional spark plug.
Pulse Power	The accumulation of energy over a relatively long period of time, followed by its quick release, thus increasing the instantaneous power.
SAE	Society of Automotive Engineers

Overview

Enerpulse Technologies, Inc. has designed, developed and commercialized a high-power, capacitor-based technology that improves performance of spark-ignited internal combustion (IC) engines in such areas of horsepower, torque, fuel economy, acceleration, combustion stability and emissions. Our patented technology is called Nano-Plasma Assisted Combustion (n-PAC®) technology. We believe our n-PAC® technology will enable fuel consumption and emissions improvements. Furthermore, we believe n-PAC® technology will enhance vehicle performance by increasing engine torque and improving throttle response and combustion stability.

In addition to the benefits in gasoline-fueled vehicles, we believe our n-PAC® technology has similar or greater benefits in IC engines operating on alternative combustion fuels including natural gas, CNG, LNG, LPG and landfill gas (collectively referred to as “natural gas”). Enerpulse n-PAC® technology installed on natural gas (NG, CNG or LNG) engines show combustion benefits that result in increased performance by way of greater engine power output, reduced fuel consumption and lower emissions. While testing is currently being conducted on engines fueled by landfill gas and LPG and we believe the results on these fuels should be similar to natural gas results, there is no assurance or guarantee that this will occur.

To our knowledge, our patented n-PAC® technology is the only n-PAC® technology in the market and there are no other n-PAC® products or similar technology under development or for sale by others.

Enerpulse initially commercialized its n-PAC® technology for the automotive aftermarket as it represented the fastest path to market and validation of the technology’s potential. Through this channel, we have developed brand awareness, customer base, manufacturing capability and distribution channels. The aftermarket has also provided a platform for large-scale field tests to validate performance and durability that will serve as a strong foundation for our move into the larger OEM automotive and burgeoning natural gas engine markets. Our n-PAC® technology is a direct replacement for automotive spark plugs. To date, over one million n-PAC® technology units have been deployed on IC engines through the automotive aftermarket channels. We have registered trademarks for Pulstar®, Pulse Plug®, EcoPulse®, n-PAC® and Spark of Genius®.

We made our initial push into the automotive OEMs in late 2011, and are now testing with four major manufacturers. We first identified the natural gas engine market in 2009 and have been nominated as part of two vehicular natural gas engine platforms and are in active discussions with several natural gas stationary OEMs.

Disadvantages of n-PAC® Technology

Some potential disadvantages of our n-PAC® technology compared to conventional spark plugs currently on the market with which our products compete are as follows:

•	our products will cost slightly more than conventional spark plugs;

•	our products require a paradigm shift at OEMs to understand the technical and functional differences between n-PAC® technology and conventional spark plugs; and

•	our products require OEM engine control recalibration to optimize the performance advantages including horsepower, torque and fuel economy.

Natural Gas Markets (Stationary and Vehicular)

Natural gas is used in large stationary IC engines for a variety of applications such as compression on natural gas pipelines; base load, distributed and peak demand generation of electricity; and for pumping oil and other liquids. Manufacturers of stationary natural gas engines include companies such as Rolls-Royce, General Electric, Kawasaki, Caterpillar and Cummins.

The use of natural gas in vehicular applications such as passenger cars and medium/heavy duty commercial trucks is growing rapidly due to the long-term operational savings associated with the lower cost of natural gas as compared to gasoline or diesel fuels. In addition, according to the London Economic Institute, the maintenance cost of a natural gas vehicle is also lower than that of a gasoline or diesel fueled vehicle. We have run internal tests, and have supported independent third party tests, which demonstrate that our n-PAC® technology improves engine stability, reduces fuel consumption and lowers emissions in natural gas IC engines when compared to conventional spark plugs. We have also published SAE and ASME technical papers, which support these findings.

We have established distribution in this segment through performance based exclusive agreements with LPG and CNG conversion companies, Icom in the US and Imega in Europe. Both companies have significant market share in vehicular natural gas engine conversion systems and vehicular fleet natural gas conversion services. Initial orders have been placed by Icom and initial orders will be placed by Imega once engine certifications are complete in the second quarter of 2015.

Automotive OEM Market

All major automotive OEMs that produce passenger vehicles, light duty trucks, or motorcycles use spark-ignited IC engines. In the OEM segment, we believe our n-PAC® technology will provide benefits for all gasoline and/or natural gas spark-ignited IC engine, regardless of manufacturer or vehicular platform.

We are actively engaged in collaborative testing programs of our n-PAC® technology at four major automotive OEMs, with expressions of interest to test from three others; however, we have not yet entered into any sale agreements. We believe our n-PAC® technology benefits are additive to any major modifications that OEMs may make to their engines such as turbo or supercharging, direct gas injection or variable valve timing. Unlike other solutions utilizing electric and/or hybrid propulsion systems in order to meet regulatory standards, our n-PAC® technology does not rely on massive changes to vehicle drive systems, fuel distribution systems or electric power infrastructures for its success.

To date, we have not earned any revenues from sales of our n-PAC® technology in the automotive OEM market.

Automotive and Power Sports Aftermarket

We believe the automotive aftermarket also represents a meaningful opportunity for Enerpulse’s n-PAC® technology. Our Pulstar® branded aftermarket products utilize Enerpulse’s patented n-PAC® technology and can be used in all spark-ignited IC engines, including passenger cars, light trucks, commercial trucks and motorcycles. Our Pulstar® pulse plugs fit directly into existing IC engine ignition systems and utilize existing fuel delivery infrastructures. We believe Pulstar® pulse plugs are compatible with approximately 75% of the current North American car parc. We have sold over one million n-PAC® technology based units into the automotive and power sports aftermarket.

We currently sell our Pulstar® pulse plugs in the “Plug-and-Play” automotive aftermarket through multiple “big box” and internet automotive parts retailers including Advance Auto Parts, O’Reilly Auto Parts, AutoZone, Pep Boys, Amazon.com, USAutopart.com, Autoanything.com, SparkPlugs.com and a variety of international distributors. We are also selling in the power sports aftermarket through specialized motorcycle parts and accessories dealers and retailers including J&P Cycle, Custom Chrome and Tucker Rocky.

While specific customizations can be made for OEM needs, the core n-PAC® technology utilized for aftermarket and OEM products are similar.

Currently our sources of revenue include automotive and power sports vehicles aftermarket, natural gas industrial engine aftermarket, and natural gas engine conversion sales.

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

On September 30, 2013, we filed a Registration Statement on Form S-1 (File No. 333-191471), which was declared effective by the SEC on May 13, 2014 for the public offering of 5,000,000 shares of common stock and 5,000,000 warrants to purchase up to an aggregate of 7,500,000 shares of common stock (the Offering). On May 16, 2014, we announced the pricing of the Offering and on May 21, 2014, we closed the Offering for 5,000,000 shares of our common stock and 5,000,000 warrants at an offering price of $0.75 per share and $0.05 per warrant, resulting in gross proceeds of $4.0 million of which (i) $240,076 was used to repay indebtedness and (ii) the remainder was used to finance our business through the payment of salaries and benefits, to fund research and development and for general working capital purposes.

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

Industry

We have identified the stationary and vehicular natural gas markets, automotive OEM market and automotive and power sports aftermarkets for initial implementation of our n-PAC® technology.

Natural Gas Markets (Stationary and Vehicular)

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

Automotive OEM Market

According to the International Organization of Motor Vehicle Manufacturers (OICA), the United States is the second largest country for global automotive OEM production next to China. Total passenger car, light and heavy duty truck production in the United States consisted of 8.6 million units in 2011, 10.3 million units in 2012, 11.1 million units in 2013, and 11.7 million units in 2014. In the European Union, total passenger car, light and heavy duty truck production was 17.5 million units in 2011, 16.3 million units in 2012, 16.2 million units in 2013, and 17.0 million units in 2014.

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

Our Solution

We believe our n-PAC® technology improves fuel ignitability, combustion efficiency and combustion stability of IC engines, thus enabling engines to operate with consistent ignition using less fuel in the fuel mixture and/or precise ignition with more exhaust gas in the fuel mixture resulting in improved engine starting, lower fuel consumption, and reduced exhaust emissions while, at the same time, delivering increased power (torque) and throttle response.

n-PAC® pulse plugs are a direct replacement for conventional spark plugs, requiring no changes to a vehicle’s ignition systems or engine compartment geometry. In the automotive market, we believe our n-PAC® technology will also reduce tailpipe emissions by shortening the amount of time required for the catalytic converter to reach peak capacity. This improvement provides an elegant and low cost solution for automotive OEMs looking to meet government mandated emissions regulations at less cost than alternative technologies. Unlike electric or hybrid-electric drive trains, n-PAC® technology does not require massive changes to vehicle drive systems or fuel/power infrastructures for its success. In addition, n-PAC® technology integrates with all advanced engine control systems and can be optimized through normal calibration processes.

On-site testing of n-PAC® technology on natural gas fueled engines, in both stationary and vehicular applications, has demonstrated improved fuel consumption and reduced exhaust emissions. This offers a significant cost reduction opportunity to stationary natural gas engine operators and further enables the adoption of natural gas fuels in the transportation sector.

In the automotive aftermarket, our Pulstar® n-PAC® plugs are Plug-and-Play, offering consumers a simple and cost-effective engine performance upgrade. Furthermore, aftermarket distribution channels appreciate that Pulstar® n-PAC® plugs cover up to 75% of existing North American vehicles with far fewer SKUs than offered by conventional spark plug manufacturers.

Our Growth Strategy

Utilize Compelling Field Test Data To Rapidly Expand Sales in the Natural Gas IC Engine Market

We believe that natural gas IC engine manufacturers, service providers and engine operators are looking to aggressively adopt new technologies in pursuit of reduced fuel consumption and engine maintenance. Our strategy is to continue supplying stationary natural gas fueled IC engine service providers and owner-operators with n-PAC® technology test data that demonstrates improved fuel economy, reduced emissions, durability, and engine stability utilizing Enerpulse’s n-PAC® technology when compared to conventional spark plugs. To accelerate penetration in this segment, we have entered into an exclusive North American distribution agreement with Freepoint. Freepoint has strong established business relationships throughout the energy sector.

We are also engaged in substantive technical discussions with several natural gas engine OEMs and engine converters based on favorable combustion and engine tests. Business development in this sector is carried out by our in-house engineering and commercial sales staff.

Continue Collaborative Testing with Automotive OEMs

We are actively engaged in collaborative testing programs of our n-PAC® technology with five major automotive OEMs, and have received expressions of interest from three others. One major automotive OEM has indicated a strong interest in adopting n-PAC® technology on a high-volume engine platform, contingent upon our partnering with an existing Tier-1 spark plug manufacturer. Although no major automotive OEMs are currently using n-PAC® technology, our strategy is to secure adoption on one or two existing major automotive OEM engine platforms. We believe this approach will quickly convince other major automotive OEMs to adopt n-PAC® technology, but there is no guarantee that this will occur. The major automotive OEMs referenced herein exclude Valor and the collaborative testing discussed does not include our relationship with Valor under our letter agreement with Valor.

Major automotive OEM adoption cycles on new vehicle or powertrain platforms can take four years or more. However, adoption timing of a new product is highly dependent on the complexity of system integration. n-PAC® technology is relatively easy for an automotive OEM to adopt since it is a direct replacement for conventional spark plugs requiring no changes to engine geometry. Furthermore, n-PAC® technology can be adopted as a “running change” on existing engine platforms and optimized with recalibration of engine control parameters.

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

Expand Aftermarket Channels to Drive Growth in All Markets

Aftermarket sales channels are an important part of our overall business strategy as they provide the following benefits:

•	facilitate integration of pulse power technology into a commercial product applicable to a broad range of vehicles;

•	introduce our Pulstar® brand and heightens public awareness of n-PAC® technology in vehicular applications;

•	enable serial production scale-up; and

•	provide field tests to validate the performance and durability of n-PAC® technology in operating conditions.

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

Pulse power is the core of our n-PAC® technology and, we believe, is a major breakthrough in automotive ignition systems. Testing done at an independent laboratory demonstrated ten thousand times the peak ignition power by incorporating our n-PAC® technology into the envelope of a conventional spark plug. As a result, spark peak discharge power is increased from a maximum of 500 watts in current ultra-premium spark plugs to over 5 million watts. As shown in the figure below, our n-PAC® technology also delivers a larger amount of energy at the combustion event (represented by the bubble in the picture on the right) under the same conditions as traditional spark plug technology.

Conventional Sparkplug Technology

(30msec and 0.75 Φ)

Enerpulse n-PAC® Technology

(30msec and 0.75 Φ)

Externally, spark plugs and n-PAC® technology Pulse Plugs look fairly similar, but they are very different on the inside since they are based on different technologies. That is, a traditional spark plug’s discharge is generated by a “spark” between two metal electrodes as opposed to the high-power discharge of our capacitor technology. n-PAC® technology can take on a variety of forms, shapes and sizes as necessary, but in this case looks like a conventional spark plug in order to fit into existing infrastructure. See the diagram below for more detail.

Internal Construction Comparison

Testing performed at independent laboratories, major automotive OEMs and internally at Enerpulse confirms that n-PAC® technology has verified advantages over conventional spark plugs including improved engine stability, reduced fuel consumption and lower tailpipe exhaust emissions when compared to conventional spark plugs. n-PAC® technology’s high-power discharge generates a larger, more consistent spark, producing a larger flame kernel, thereby improving the precision and efficiency of the combustion process. Our n-PAC® pulse plugs use a patented integrated capacitor and discharge circuitry that releases more energy and creates higher engine torque. We believe the n-PAC® plug’s combustion process also improves engine performance with better responsiveness, quicker acceleration and greater towing capacity.

We believe our n-PAC® technology also helps to reduce tailpipe emissions. In emission control systems, the most critical component is the catalytic converter. At operating temperatures (ranging from 250 to 300 degrees centigrade) the catalyst is an extremely efficient device oxidizing carbon monoxide (CO), combusting unburned hydrocarbons and reducing nitrogen oxide (NOx). However, until the catalyst becomes fully effective, exhaust emissions are problematic for the automaker. Testing conducted by a major European independent laboratory demonstrated that n-PAC® technology maintains combustion stability much better than conventional spark plug technology at extremely retarded ignition timing settings. This emissions reduction strategy increases enthalpy, which is a measure of the total energy in post combustion exhaust gases. The greater the enthalpy, the more efficient the catalytic converter becomes in reducing tailpipe emissions in the exhaust stream, which shortens the time to catalyst effectiveness. Since most vehicular exhaust emissions occur in the first two minutes after start-up, quicker catalyst activation enables the catalytic converter to begin emission abatement sooner during this critical period.

Products and Product Development

Natural Gas Markets (Stationary and Vehicular)

We have developed n-PAC® pulse plugs to cover approximately 90% of the current installed base of stationary natural gas engines.

The vehicular natural gas IC engine market segment is very similar to the automotive OEM market as our n-PAC® pulse plugs will be custom designed for specific engine architecture. We are currently collaborating and testing with three OEMs and have been nominated for serial production with two of these OEMs. Furthermore, there are multiple quasi-OEMs that are converting gasoline engines to burn natural gas. We are actively working with at least six of these converters and have adoption by two vehicular natural gas engine platforms of n-PAC® technology as of late 2014.

Average selling price ranges from $8 to $104 for the natural gas IC engine market.

Automotive OEM Market

Working with the automotive OEMs, specific n-PAC® pulse plug designs providing custom tailored benefits (e.g. generating more torque) can be developed to cover each engine platform and will be systemically matched to the engine platform objectives and ignition system specifications. We believe this will enable OEMs to more easily adopt n-PAC® technology. We have already developed and delivered engine-specific n-PAC® pulse plugs to several automotive OEMs for evaluation and performance testing. Positive results have led to further collaboration and pulse plug design optimizations.

Average selling price ranges from $5 to $8 for the automotive OEM market.

Automotive and Power Sports Aftermarkets

In the automotive aftermarket, we currently offer 12 Pulstar® branded models covering 75% of automobiles and light duty trucks in the current North American car parc. This is in contrast to the hundreds of models offered by conventional spark plug manufacturers required to cover the remaining 25%. We are able to do this because our n-PAC® technology relies on high power discharge to deliver robust ignition, eliminating the need for a proliferation of electrode configurations, exotic materials and precise spark placement geometries. Our aftermarket products are “Plug-and-Play”; no changes to a vehicle’s ignition system are required for installation.

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

Product Development

Our fourth generation (G-4) n-PAC® technology was introduced in 2011 and is designed for easy adoption by OEMs, due to its compatibility with current engine ignition and emissions systems. Future generations will be engineered to meet the increasing ignitions demands future engine technology advances will require. n-PAC® technology has been designed to meet this need where conventional spark plug designs are limited.

The first stage of OEM commercialization utilizes our G-4 design and optimizes its performance through reprogramming the vehicle’s on-board computer system. In this stage, electrode geometry is tailored to the particular requirements of each OEM engine platform. For example, while all OEMs are interested in meeting government regulations, such as CAFE (Corporate Average Fuel Economy) and exhaust emissions (EPA Code of Federal Regulations in the United States), certain engine models will focus on power and torque while others on fuel economy. The final stage of commercialization will involve more extensive collaboration and customization with vehicle and engine manufacturers in order to fully integrate n-PAC® technology into the entire ignition system strategy. Enerpulse is currently in the first stage at five major automotive OEMs, which does not include any relationship we have with Valor.

This two phase approach will be used in both the natural gas engine and automotive OEM segments. Enerpulse has a fully capable R&D laboratory to support anticipated product development requirements.

Sales, Marketing and Distribution

Natural Gas Markets (Stationary and Vehicular)

We have entered into an exclusive marketing agreement with Freepoint to market, sell and distribute our n-PAC® plugs to clients that use stationary natural gas IC engines in North America. Potential clients include natural gas gatherers, processors, pipeline operators and producers, as well as electric power generators. Freepoint is a large and well-established player in the energy sector with strong connections to related engine owners/operators. In consideration for the exclusive distribution agreement, Freepoint invested $1.75 million in a convertible promissory note, which was converted into 686,275 shares of common stock on September 5, 2013.

In addition, in October 2014, we signed separate exclusive Alternative Fuel Vehicle Distributor Agreements with Green Bridge Technologies LLC and International Group Srl. Under the terms of the agreements, the exclusivity covers the vehicular alternative fuel market for a period of five years in the North America and Caribbean markets for Green Bridge, and the European Union markets for International Group, which is subject to minimum purchase quantities to maintain exclusivity.

We commenced sales in the natural gas engine segment in the first quarter of 2015 which we believe will increase throughout 2015 as adoption of our n-PAC® technology by engine operators, engine service organizations and engine OEMs gains traction, but there is no guarantee that this will occur. No intermediate distribution channel is required to support this market.

Automotive OEM Market

We are actively pursuing sales to automotive OEMs and believe that revenues will begin in this market in the second half of 2017. We believe this timeline reflects a normal adoption cycle for new technology integration with automotive OEMs.

Our marketing strategy is to provide global OEMs with compelling third party independent test data that demonstrates the functionality and benefits of n-PAC® technology. This will lead to continued expansion of our direct testing programs with automotive OEMs on specific engine platforms, building confidence in the efficacy of n-PAC® technology. Direct OEM test programs are already underway at five global automotive OEMs. We believe that capturing one major automotive OEM engine platform will led to rapid adoption by other automotive and/or vehicular natural gas engine OEMs.

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

We are currently selling our Pulstar® branded n-PAC® plugs in the “Plug-and-Play” automotive and power sports vehicles aftermarkets through a variety of channels. Pulstar ® plugs are available nationally at retailers Advance Auto Parts, O’Reilly Auto Parts, Amazon.com, USAutopart.com, Autoanything.com and SparkPlugs.com. They are also available at specialty retailers that cater to the power sports vehicles market such as Cabela’s, J&P Cycle, Custom Chrome, and Tucker Rocky. In addition, we have established an online presence using Facebook, banner ads, postings and landing pages to market the Pulstar® brand. To date, our sales into the aftermarket segment have been somewhat limited as we compete with much better capitalized spark plug companies for shelf and stocking space, as well as limitations we face in funding for aggressive sales and marketing.

Manufacturing

We currently manufacture our PCI pulse plugs in our Albuquerque, New Mexico facility. The facility can manufacture 2,000,000 pulse plugs per year. We believe this capacity will support volume requirements for the automotive aftermarket and the natural gas IC engine segment thru 2016. We are also exploring manufacturing relationships for the automotive OEM segment with leading spark plug manufacturers in order to increase manufacturing capacity and reduce costs. We believe that in order to secure OEM adoption, we will need to establish a manufacturing relationship with a Tier-1 spark plug manufacturer.

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

We currently hold 17 registered patents in the United States, the European Union, Japan, Canada, Mexico and Australia and have 20 patent applications pending in the United States, the European Union, Japan, Canada, Korea, China, Australia, India, Mexico and Brazil. Our patents relate to various aspects of our n-PAC® technology, including the high power discharge fuel ignitor, combustion ignitors, initiation systems and initiation devices used in our Pulstar® pulse plugs.

Research and Development Expenditures

Our research and development expenses to date have primarily included costs to develop and enhance our core technology, our n-PAC® products, our manufacturing process, and third-party testing. During the year ended December 31, 2014, we incurred $362,348 in research and development expenses as compared to $285,811 incurred during the year ended December 31, 2013. We expect our research and development activities and expenses to increase significantly as we execute on our business plan and pursue sales in the automotive OEM market. Currently, we bear all research and development costs.

Competition

We are not aware of any competitors offering an integrated capacitive discharge product to our market verticals. We further believe that our 28 issued patents, 21 pending patents, and ongoing patent mapping strategy will prevent any directly competitive product from being developed and/or commercialized. There are, however, well-established spark plug manufacturers that may seek to prevent Pulstar® from taking market share in the spark plug industry. The leaders in the global market of spark plug manufacturing are Autolite, Bosch, AC Delco, Champion, Denso and NGK.

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

Employees

We currently have 16 full-time employees and one individual employed on a contract basis. All employees are required to execute non-disclosure agreements as part of their employment. Contract staffing companies or the individual contract employees are also required to execute a non-disclosure agreement with us. We believe our relations with our employees are good. None of our employees are subject to collective bargaining agreements.

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

These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent registered public accounting firm's report on our audited financial statements as of and for the year ended December 31, 2014. If we are unable to continue as a going concern, investors will likely lose all of their investment in our company. The consolidated financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty. Please see “Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” for further information.

We anticipate that our cash on hand will be insufficient to fund our plan of operations for the next 12 months and if we are unable to raise additional capital, our business may fail and stockholders may lose their entire investment.

We intend to finance our business, in part, through the public offering of equity and debt securities as needed. On February 20, 2015, we closed on a private placement on a sale of senior secured convertible notes with an aggregate principal amount of $3,050,000 which notes accrue interest at a 6% per annum interest rate and mature in 36 months. The notes are convertible into 15,250,000 shares of our common stock. As part of the private placement, we also issued warrants exercisable for up to 7,625,000 common shares at an exercise price of $0.20 per share. If we fail to raise additional capital through the public offering of shares, obtain additional financing from other sources, including from sales revenues, loans or private investments, we may be required to change our planned business strategies. If we are unable to obtain adequate financing, we may not be able to successfully develop and market our products and services. As a result, we would need to curtail business operations, which would have a material negative effect on operating results, the value of our outstanding stock is likely to fall, and our business may fail, causing our stockholders to lose their entire investment.

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

If we are unable to establish and maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our common stock.

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

We rely upon sales made by or through non-affiliated distributors to customers. Sales through distributors accounted for 88% of our net sales during 2014. The loss of, or business disruption at, one or more of these distributors may harm our business. If we are required to obtain additional or alternative distribution agreements or arrangements in the future, we cannot be certain that we will be able to do so on satisfactory terms or in a timely manner. Our inability to enter into satisfactory distribution agreements may inhibit our ability to implement our business plan or to establish markets necessary to expand the distribution of our products successfully.

We derive a significant portion of our revenue from a few customers and the loss of one of these customers, or a reduction in their demand for our services, could adversely affect our business, financial condition, results of operations and prospects.

Our customer base has been highly concentrated. One or a few customers have represented a substantial portion of our consolidated revenues and gross profits in any one year or over a period of several consecutive years. Advance Auto Parts accounted for 2% and 12% of our total revenues in the years ended 2014 and 2013, respectively. AutoZone accounted for 13% and 14% of our total revenues in the years ended 2014 and 2013, respectively. O’Reilly Auto Parts accounted for 9% and 12% of our total revenues in the years ended December 31, 2014 and 2013, respectively. Although our customer base was less concentrated during fiscal year 2014, a limited number of customers may continue to comprise a substantial portion of our revenue for the foreseeable future. We could lose business from a significant customer for a variety of reasons, including:

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

We do not have contracts in the aftermarket. The customer business relationship is based on mutual benefits to both parties. Either party may terminate the relationship without cause, which could impair our business, financial condition, results of operations and prospects.

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

Risks Related to Our Common Stock.

A limited public trading market exists for our common stock and warrants, which makes it more difficult for our stockholders to sell their common stock and warrants in the public markets.

There is currently a limited market for our common stock and warrants. Our common stock is currently traded under the symbol “ENPT,” but currently with low volume, based on quotations on the OTCQB marketplace, operated by OTC Markets Group, Inc., meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or occasionally non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is still relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our stock until such time as we became more viable. Additionally, many brokerage firms may not be willing to effect transactions in the securities. As a consequence, there may be periods of several days or more when trading activity in our stock is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

We do not now, and are not expected to in the foreseeable future, meet the initial listing standards of the Nasdaq Stock Market or any other national securities exchange. We presently anticipate that our common stock and warrants will continue to be quoted on the OTCQB and the OTCPink, respectively, or other over-the-counter quotation systems. In those venues, our stockholders may find it difficult to obtain accurate quotations as to the market value of their shares of our common stock or warrants and may find few buyers to purchase their stock or warrants and few market makers to support their prices.

An active market for our common stock and warrants may never develop. As a result, investors must bear the economic risk of holding their shares of our common stock and warrants for an indefinite period of time.

A limited public trading market may cause volatility in the price of our common stock.

The quotation of our common stock on the OTCQB does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years such market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Many institutional investors have investment policies which prohibit them from trading in stocks on the OTCQB marketplace. As a result, stocks traded on the OTCQB marketplace generally have limited trading volume and exhibit a wide spread between the bid/ask quotations than stock traded on national exchanges. Our common stock is thus subject to significant volatility. Sales of substantial amounts of common stock, or the perception that such sales might occur, could adversely affect prevailing market prices of our common stock and our stock price may decline substantially in a short time and our stockholders could suffer losses or be unable to liquidate their holdings. Our stock is thinly traded due to the limited number of shares available for trading on the market thus causing large swings in price.

Even if a sustained active public trading market develops for our registered common stock, the market price of our common stock may also fluctuate significantly in response to the following factors, most of which are beyond our control:

•	variations in our quarterly operating results;

•	changes in general economic conditions and consumer spending habits;

•	announcements by us or our competitors of significant new contracts, acquisitions, strategic partnerships or joint ventures, or capital commitments;

•	loss of a significant distributor, retailer, partner or joint venture participant; and

•	the addition or loss of key managerial and collaborative personnel.

The equity markets have, on occasion, experienced significant price and volume fluctuations that have affected the market prices for many companies' securities and that have often been unrelated to the operating performance of these companies.  Any such fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance.  As a result, stockholders may be unable to sell their shares, or may be forced to sell them at a loss.

We expect volatility in the price of our common stock, which may subject us to securities litigation and thereby divert our resources which may materially affect our profitability and results of operations or force us to cease operations.

If established, the market for our common stock may be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will be more volatile than a seasoned issuer for the indefinite future.  In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities, could divert management's attention and resources, and could ultimately force us to cease operations whereby you could lose your entire investment.

Our common stock is a “penny stock.”

The SEC has adopted regulations that generally define “penny stock” as an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is, and is expected to continue to be in the near term, less than $5.00 per share and is therefore a “penny stock.” Brokers and dealers effecting transactions in “penny stock” must disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. Those rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of our stockholders to sell their shares of our common stock. In addition, if our common stock continues to be quoted on the OTCQB as we expect, then our stockholders may find it difficult to obtain accurate quotations for our stock, and may find few buyers to purchase our stock and few market makers to support its price.

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

Pursuant to Rule 144 (“Rule 144”) of the Securities Act, a “shell company” is defined as a company that has no or nominal operations and either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets. We were a “shell company” pursuant to Rule 144 prior to the closing of the Merger, and as such, sales of our securities pursuant to Rule 144 are not permitted until a period of at least 12 months has elapsed from September 10, 2013, which was the date on which the Current Report on Form 8-K, reflecting our status as a non-“shell company” was filed with the SEC. Therefore, any restricted securities we sell after September 10, 2014 or issue to consultants or employees in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered under the Securities Act and/or unless we and the selling stockholders are in compliance with the other requirements of Rule 144. As a result, it may be more difficult for us to raise funding to support our operations through the sale of debt or equity securities unless we agree to register such securities under the Securities Act, which could cause us to expend additional time and cash resources. Further, it may be more difficult for us to compensate our employees and consultants with our securities instead of cash. Our previous status as a “shell company” could also limit our use of our securities to pay for any acquisitions we may seek to pursue in the future (although none are currently planned), which could cause the value of our securities, if any, to decline in value or become worthless. In addition, any shares held by affiliates, including shares received in any registered offering, will be subject to the resale restrictions of Rule 144(i).

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

Sales of substantial amounts of shares of our common stock could adversely affect the market price of our common stock and could impair our future ability to raise capital through common stock offerings.

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

The trading market for our common stock and warrants relies in part on the research and reports that equity research analysts, over whom we have no control, publish about us and our business. We may never obtain research coverage by securities and industry analysts. If no securities or industry analysts commence coverage of our Company, the market price for our common stock and warrants could decline. In the event we obtain securities or industry analyst coverage, the market price of our common stock and warrants could decline if one or more equity analysts downgrade our common stock or if those analysts issue unfavorable commentary, even if it is inaccurate, or cease publishing reports about us or our business.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own any real properties. We maintain our principal executive office property at 2451 Alamo Ave SE, Albuquerque, NM 81706, which is leased under a two-year lease extension effective March 1, 2014 with a cost of $66,000 per annum. The property consists of mixed-use commercial office, production, and warehouse facility of 13,400 square feet. We perform all our manufacturing and research and development activities at this location. We believe our present property is suitable for our current and planned near-term operations and provides us with sufficient space to conduct our operations. We fully utilize our current premises.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the OTCQB under the symbol “ENPT” as of May 16, 2014, upon closing of our initial public offering. Prior to then, no market existed for our common stock and we were listed on the OTCQB.

The following table shows the quarterly range of high and low bid information for our common stock over the fiscal quarters for the last fiscal year. We obtained the following high and low bid information from the OTC-Markets. These over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions. Investors should not rely on historical prices of our common stock as an indication of its future price performance.

	Price Range of Common Stock
Fiscal Year Ended December 31, 2014	High	Low
Fourth quarter	$0.50	$0.20
Third quarter	$0.72	$0.22
Second quarter (1)	$0.75	$0.51
First quarter	$-	$-

(1)	The figures for the second quarter 2014 are for the period from May 16, 2014 the closing of our initial public offering, to June 30, 2014.

Transfer Agent

Shares of our common stock are issued in registered form. Securities Transfer Corporation, 2591 Dallas Parkway, Suite 102, Frisco, Texas (Telephone: (469) 633-0101 is the registrar and transfer agent for shares of our common stock.

Holders of Common Stock

As of March 17, 2015, we had approximately 589 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to limitations imposed by Nevada state law and dependent on our financial condition, capital requirements, earnings and cash flow.

Use of Proceeds from Sales of Registered Securities

The information required by this item appears in “Part I—Item 1. Description of Business—Corporate Information” of this report and is incorporated herein by reference.

Equity Compensation Plan Information

For equity compensation plan information refer to Item 12 in Part III of this Annual Report on Form 10-K.

Item 6. Selected Financial Data

The following tables set forth selected consolidated financial data. We derived the selected consolidated statement of operations data for the years ended December 31, 2014 and 2013, and the selected consolidated balance sheet data as of December 31, 2014 and 2013 from our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected for any future period.

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended December 31,
	2014	2013
Statement of Operations Data:
Sales	$311,898	$459,308
Cost of sales	316,580	395,978
Gross (loss) profit	(4,682)	63,330
Selling, general and administrative expenses	3,436,621	3,519,875
Loss from operations	(3,441,303)	(3,456,545)
Other expense, net	(387,108)	(495,045)
Net loss	$(3,828,411)	$(3,951,590)

Net loss per common and puttable share (basic and diluted)	$(0.32)	$(0.50)

Weighted average of common shares outstanding (basic and diluted)	11,800,874	7,903,373
Weighted average of puttable shares outstanding (basic and diluted)	85,247	25,538

Balance Sheet Data:
Cash and cash equivalents	$17,077	$281,607
Working deficit	(264,525)	(34,001)
Total assets	1,227,429	1,378,464
Total liabilities	1,801,705	885,979
Total stockholder'(deficit) equity	(574,276)	98,705

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

Overview

We were incorporated in the state of Nevada on May 3, 2010 and currently conduct our operations primarily through our wholly-owned subsidiary, Enerpulse, Inc., which was incorporated in the state of Delaware on January 20, 2004. We designed, developed and commercialized a capacitor-based Precise Combustion Ignition (n-PAC®) technology for use in the automotive original equipment manufacturer (OEM) market and the automotive aftermarket. Our n-PAC® technology, found in Enerpulse’s Pulstar® units, fits directly into existing internal combustion (IC) engine systems and fuel delivery infrastructures. Unlike other solutions utilizing electric and/or hybrid propulsion systems, our technology does not rely on massive changes to vehicle drive systems or fuel or power infrastructures for its success. Our n-PAC® technology is ready for immediate deployment into existing vehicles (aftermarket) and the vast majority of new vehicles being produced around the world (OEM). Our headquarters are located in Albuquerque, New Mexico.

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

Effective October 4, 2013, we changed our name to Enerpulse Technologies, Inc.

Recent Events

On November 3, 2014, we entered into an engagement letter with Roth Capital Partners, LLC (“Roth”) whereby Roth agreed to serve as our placement agent in connection with a potential capital raise from accredited investors of approximately $4.0 million of our equity or equity-linked securities. On February 20, 2015, we closed a private placement in which Roth acted as placement agent on a sale of senior secured convertible notes with an aggregate principle amount of $3,050,000 in which notes accrued interest at 6% per annum interest rate and maturity in 36 months. The notes are convertible into 15,250,000 shares of our common stock. As part of the private placement, we also issued warrants exercisable for up to 7,625,000 common shares at an exercise price of $0.20 per share. In its capacity as placement agent, we paid Roth and/or its designees a commission equal to $210,000 consisting of (i) $50,000 in cash, (ii) 800,000 shares of our common stock and (iii) warrants exercisable for up to 1,050,000 common shares at an exercise price of $0.20 per share.

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

Revenue Recognition

We generate revenue from the sale of our aftermarket product Pulstar® and our automotive OEM and Gas n-PAC® technology. Revenue is recognized in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) subtopic 605-10, “Revenue” (ASC 605-10) which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured. With regard to the sale of products, delivery is not considered to have occurred, and, therefore, no revenues are recognized, until the customer has taken title to the products and assumed the risks and rewards of ownership of the products specified in the purchase order or sales agreement. This generally occurs upon shipment to the customer. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related revenue is recorded.

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

Intangible Assets

Intangible assets subject to amortization include trademarks and patents, which are being amortized on a straight-line basis over the shorter of their legal lives or estimated economic life.

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

Financial Instruments

We determine the fair value of our financial instruments based on the hierarchy established FASB ASC 820, “Fair Value Measurements and Disclosures.” The three levels of inputs used to measure fair value are as follows:

•	Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2: Quoted prices in markets that are not active, or inputs, which are observable, either directly or indirectly, for substantially the full term of the asset or liability.

•	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

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

Results of Operations

Year Ended December 31, 2014, Compared to Year Ended December 31, 2013

Sales

Our sales decreased by 32% from $459 thousand in 2013 to $312 thousand in 2014 as a result of fewer stocking orders by “big-box” automotive retailers. This was primarily due to (i) a delay in stocking orders for the Pulstar with PlasmaCore combined with returns and allowances related to lift of the old product line and (ii) the delay to the start of an aftermarket automotive advertising campaign originally scheduled for February, which was not launched until late July/early August 2014.

Cost of Sales

Our cost of sales decreased by 20% from $396 thousand in 2013 to $317 thousand in 2014, due to a corresponding decrease in sales offset by an increase in the overall cost of our production process due to lower manufacturing yields and higher allocation of unrecovered labor and overhead costs. Also, during 2014 and 2013, we began to write off excess components associated with a phasing out a product line. We recorded $1,970,000 and $60,000 to cost of sales in 2014 and 2013, respectively, associated with these inventory adjustments. We currently anticipate that our cost of sales will decrease as a percentage of sales with manufacturing process improvements and greater per unit volume and improved design and operating procedure related to the release of Pulstar with PlasmaCore. The raw materials “component costs” are primarily driven by a few key items. The center electrode, the shell containing the ground electrode, and the insulator are all standard components to a conventional spark plug, but can have the most negative impact to the cost of a finished good. Most materials are not unique and are easily obtained through various suppliers, but at low volume landed cost for each component can double the price if flown air freight versus on the ocean or by ground.

Gross (Loss) Profit

Our gross profit decreased by 107% from $63 thousand in 2013 to a gross loss of $5 thousand in 2014 as a result of a decrease in sales offset by a per unit increase to costs of sales driven by a greater amount of under recovered direct overhead and labor, and lower manufacturing yields. The gross loss margin was 2% in 2014, which is lower than that the gross profit margin of 14% in 2013, due primarily to increased cost of sales due to higher scrap from additional end of line testing protocols, transition to new components, lift of previous product from distribution, overhead and labor cost allocation, and locking in a new design in 2014.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses decreased by 3% from $3.5 million in 2013 to $3.4 million in 2014, primarily as a result of reduced legal, consulting and professional fees associated with the reverse merger into a public shell in 2013 which were offset by an increase in advertising expense and staffing costs associated with hiring a marketing director and other new hires for technical positions incurred in 2013, as well as by the re-pricing and accelerated vesting of outstanding stock options to purchase approximately 676,000 shares of our common stock previously granted to officers, directors, employees and consultants, which resulted in additional stock-based compensation of approximately $32,000, as well as approximately $293,000 associated with accelerating the unvested stock-based awards granted.

Other Income (Expense), Net

Other income (expense), net decreased to $387 thousand of net other expense in 2014 from $495 thousand in 2013. The decrease in net other expense is primarily related to modifications of derivative liabilities, changes in fair values of the associated assets of the derivative liabilities, and additional expense related to the repayment of debt with warrants outstanding incurred during 2014 versus the charges related to the warrant and beneficial conversion feature associated with the $1.75 million convertible note payable issued in August 2013.

Net Loss and Loss Per Share

In 2014, we had a net loss of $3.8 million compared to $4.0 million in 2013. The net loss for 2014 was primarily a result of the re-pricing and accelerated vesting of outstanding stock options to purchase approximately 676,000 shares of our common stock previously granted to officers, directors, employees and consultants, the modifications of derivative of liabilities, changes in fair values of the associated derivative liabilities, and additional expense related to the repayment of debt with warrants outstanding, the decrease in sales, offset by lower manufacturing yields and additional third-party testing incurred during 2013 which was not incurred during 2014. The net loss for 2013 was a result of the product and business development activities and costs associated with supporting our infrastructure combined with the charges related to the warrant and beneficial conversion feature associated with the $1.75 million convertible note payable issued in August 2013. Loss per share, both basic and diluted, for the years ended December 31, 2014 and 2013, was $0.32 and $0.50 per share, respectively.

Liquidity and Capital Resources

As of December 31, 2014, we had cash and cash equivalents on hand of $17 thousand and working deficit of $265 thousand. Management’s plans are to secure additional funding to cover working capital needs until positive cash flow from operations occurs, which is anticipated to commence in 2015. The Company has a history of securing funding from various venture capital firms (approximately $22 million) since 2004. In addition, the Company filed with the SEC, a Registration Statement on Form S-1 (the “Offering”), which was declared effective by the SEC on May 13, 2014 for the public offering of 5,000,000 shares of common stock and 5,000,000 warrants to purchase up to an aggregate of 7,500,000 shares of common stock. On May 16, 2014, the Company announced the pricing of the Offering and on May 21, 2014, the Company closed the Offering for 5,000,000 shares of its common stock and 5,000,000 warrants at an offering price of $0.75 per share and $0.05 per warrant, resulting in gross proceeds of $4.0 million. During March 2014, the Company also received $230,000 in financing in exchange for promissory notes with warrants, which funded the Company prior to the closing of the Offering. On February 20, 2015, we closed on a private placement, through our placement agent, on a sale of senior secured convertible notes with an aggregate principle amount of $3,050,000, which notes accrue interest at a 6% per annum and mature in 36 months. The notes are convertible into 15,250,000 shares of our common stock. As part of the private placement, we also issued warrants exercisable for up to 7,625,000 common shares at an exercise price of $0.20 per share. In its capacity as placement agent, we paid Roth and/or its designees a commission equal to $210,000 consisting of (i) $50,000 in cash, (ii) 800,000 shares of our common stock and (iii) warrants exercisable for up to 1,050,000 common shares at an exercise price of $0.20 per share.

Net cash used in operating activities remained relatively stable at $3.0 million and $3.1 million for the years ended December 31, 2014 and 2013, respectively.

Net cash used in investing activities was $166 thousand and $77 thousand for the years ended December 31, 2014 and 2013, respectively, consisting of the purchase of equipment for research and ongoing patent filings to protect our intellectual property.

Net cash provided by financing activities was $2.9 million and $2.3 million for the years ended December 31, 2014 and 2013, respectively. During the year ended December 31, 2014, we completed the Offering for $4.0 million, which was offset by $949 thousand of offering costs ($66 thousand paid in 2013), the payment of $200,000 to a shareholder to redeem our common stock pursuant to a redemption agreement, and repayments on notes payable and capital lease obligations of $243 thousand. During the year ended December 31, 2013, we received cash from the issuance of common stock in the amount of $1.0 million, secured a convertible note for $1.8 million, made repayments on notes payable and capital lease obligations of $398 thousand and paid associated offering costs of $66 thousand.

Our cash position decreased by $265 thousand and $835 thousand for the years ended December 31, 2014 and 2013, respectively, for the reasons described above.

As of December 31, 2014, we had outstanding notes payable totaling $266 thousand, which are each classified as long-term. Interest expense incurred on all debt was $70 thousand and $504 thousand for the years ended December 31, 2014 and 2013, respectively. The interest expense in 2013 consisted primarily of interest associated with the beneficial conversion of debt.

We will be seeking capital to execute our business plan and reach positive cash flow from operations. Our base monthly expenses totaled approximately $250 thousand for 2014, which is expected to remain the same in 2015. In order to successfully execute our business plan, including the planned development and marketing of current products, we will need an additional $5 million of financing which will be used for research and development (including patent development and protection, prototype development and third party testing), salaries and benefits and general working capital purposes.

We generated minimal revenue in the automotive aftermarket and therefore we do not internally generate adequate cash flows to support our existing operations. Moreover, the historical and existing capital structure is not adequate to fund our planned growth. Our current cash requirements are significant due to the planned development of new products for the natural gas and vehicular OEM markets, marketing of our current aftermarket products, and increased staffing in order to execute our planned strategy. We anticipate generating losses through the majority of 2015, but believe the natural gas and aftermarket product lines can break even in late 2015.

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

To meet future objectives, we will need to meet revenue targets and sell additional equity and debt securities, which most likely will result in dilution to our current stockholders. Sales of equity or equity-linked securities, may result in further dilution to current stockholders if the price protection provisions of the warrants issued in the Offering are triggered. Additionally, the triggering of the price protection provisions lower the price at which shares of our common stock are issued upon exercise of the warrants and, as a result, we will receive reduced proceeds upon the exercise of any such warrants for cash. We may also seek additional loans where the incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict operations. Any failure to raise additional funds on terms favorable to us, or at all, could limit our ability to expand business operations and could harm overall business prospects. In addition, we cannot be assured of profitability in the future.

As a result of our losses from operations, minimal revenue generation and limited capital resources, our independent registered public accounting firm’s report on our consolidated financial statements as of, and for the year ended December 31, 2014, includes an explanatory paragraph discussing that these conditions raise substantial doubt about our ability to continue as a going concern. Our ability to continue to pursue our plan of operations is dependent upon our ability to increase revenues and/or raise the capital necessary to meet our financial requirements on a continuing basis.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following table summarizes our contractual obligations, including interest, and the effect these obligations are currently expected to have on our liquidity and cash flow in future periods, over the periods shown:

		Payments Due By Period
	Total		Between	Between
	Contractual		One to	Three to	More than
	Obligations	Less than One Year	Three Years	Five Years	Five Years
Operating lease obligations	$77,000	$66,000	$11,000	$-	$-
Long-term debt obligations	172,986	-	172,986	-	-
Capital lease obligations	51,856	29,068	22,788	-	-
Total	$301,842	$95,068	$206,774	$-	$-

The above table outlines our obligations as of December 31, 2014 and does not reflect any changes in its obligations that have occurred after that date.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this disclosure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Enerpulse Technologies, Inc.

Albuquerque, New Mexico

We have audited the accompanying consolidated balance sheets of Enerpulse Technologies, Inc. and subsidiary (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ (deficit) equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enerpulse Technologies, Inc. and subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company reported a net loss of approximately $3.8 million in 2014, used net cash in operating activities of approximately $3.0 million in 2014, and has a working capital deficit of approximately $265 thousand at December 31, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GHP HORWATH, P.C.

Denver, Colorado

March 31, 2015

ENERPULSE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013

ASSETS
Current Assets
Cash and cash equivalents	$17,077	$281,607
Accounts receivable, net	73,572	92,960
Inventory, net	337,297	299,383
Other current assets	22,981	3,085
Total current assets	450,927	677,035
Intangible assets, net of accumulated amortization of $128,444 (2014) and $96,287 (2013)	483,982	387,947
Property and equipment, net	173,963	150,586
Other assets	118,557	162,896
Total assets	$1,227,429	$1,378,464

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities
Accounts payable	$554,747	$450,646
Accrued expenses	135,968	253,013
Current portion of capital lease obligations	24,737	7,377
Total current liabilities	715,452	711,036
Long-Term Liabilities
Capital lease obligations, net of current portion	20,778	8,672
Notes payable	248,225	166,271
Warrants liability	817,250	-
	1,086,253	174,943
Total liabilities	1,801,705	885,979

Commitments and Contingencies

Puttable Common Stock, zero and 131,287 shares outstanding at December 31, 2014 and 2013, respectively; $0.001 par value	-	393,780

Stockholders' (Deficit) Equity
Preferred stock, 10,000,000 shares authorized; no shares issued and outstanding; $0.001 par value	-	-
Common stock, 100,000,000 shares authorized; 13,732,381 and 8,732,381 shares issued and outstanding at December 31, 2014 and 2013, respectively; $0.001 par value	13,733	8,733
Additional paid-in capital	26,812,046	23,659,588
Note receivable, related party	(204,100)	(202,072)
Accumulated deficit	(27,195,955)	(23,367,544)
Total stockholders' (deficit) equity	(574,276)	98,705
Total liabilities and stockholders' (deficit) equity	$1,227,429	$1,378,464

See notes to consolidated financial statements.

ENERPULSE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31,
	2014	2013

Sales	$311,898	$459,308
Cost of sales	316,580	395,978
Gross (loss) profit	(4,682)	63,330
Selling, general and administrative expenses	3,436,621	3,519,875
Loss from operations	(3,441,303)	(3,456,545)
Other expense, net	(387,108)	(495,045)

Net loss	$(3,828,411)	$(3,951,590)

Net loss per common share (basic and diluted)	$(0.32)	$(0.50)
Net loss per puttable common share (basic and diluted)	$(0.32)	$(0.50)

Weighted average number of shares outstanding (basic and diluted) - common	11,800,874	7,903,373
Weighted average number of shares outstanding (basic and
diluted) - puttable common	85,247	25,538

See notes to consolidated financial statements.

ENERPULSE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY

	Common stock		Additional	Note receivable,	Accumulated
	Shares	Amount	paid-in capital	related party	deficit	Total

Balances, December 31, 2012	7,194,910	$7,195	$20,744,750	$(200,072)	$(19,415,954)	$1,135,919
Issuance of common stock, net of offering costs	451,871	452	1,009,548	-	-	1,010,000
Issuance of warrants in connection with convertible note	-	-	90,000	-	-	90,000
Effect of reverse merger adjustment	530,612	531	(531)	-	-	-
Conversion of convertible notes payable, including
beneficial conversion feature	686,275	686	2,139,314	-	-	2,140,000
Reclassification and accretion of puttable common stock	(131,287)	(131)	(393,649)	-	-	(393,780)
Stock based compensation expense	-	-	70,156	-	-	70,156
Accrued interest receivable	-	-	-	(2,000)	-	(2,000)
Net loss	-	-	-	-	(3,951,590)	(3,951,590)
Balances, December 31, 2013	8,732,381	8,733	23,659,588	(202,072)	(23,367,544)	98,705
Issuance of common stock, net of offering costs	5,000,000	5,000	2,592,485	-	-	2,597,485
Accrued interest on note receivable, related party	-	-	-	(2,028)	-	(2,028)
Adjustment resulting from change in value of puttable common stock	-	-	93,780	-	-	93,780
Redemption and retirement of puttable common stock	-	-	21,244	-	-	21,244
Stock-based compensation expense	-	-	430,071	-	-	430,071
Warrants repricing	-	-	14,878	-	-	14,878
Net loss	-	-	-	-	(3,828,411)	(3,828,411)
Balances, December 31, 2014	13,732,381	$13,733	$26,812,046	$(204,100)	$(27,195,955)	$(574,276)

See notes to consolidated financial statements.

ENERPULSE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2014	2013

Cash Flows From Operating Activities
Net loss	$(3,828,411)	$(3,951,590)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	430,071	70,156
Amortization	32,157	26,044
Depreciation	56,529	80,361
Beneficial conversion feature, repricing/issuance of warrants, and amortization of discount	76,387	480,000
Loss on modification of derivative liabilities	31,356	-
Fair value adjustments of derivative instruments	267,092	-
Interest on note receivable, related party	(2,028)	(2,000)
Provision for doubtful accounts	3,993	2,878
Provision for obsolete inventory	-	16,463
Gain in sale/disposal	-	(13,782)
Changes in operating assets and liabilities:
Accounts receivable	15,395	65,144
Inventory	(37,914)	(43,402)
Accounts payable	(4,642)	204,652
Accrued expenses	(28,768)	(121,642)
Other	(20,862)	132,542
Net cash used in operating activities	(3,009,645)	(3,054,176)

Cash Flows From Investing Activities
Purchase of property and equipment	(37,791)	(24,473)
Proceeds from sale of equipment	-	40,000
Purchase of intangible assets	(128,192)	(92,595)
Net cash used in investing activities	(165,983)	(77,068)

Cash Flows From Financing Activities
Proceeds from issuance of common stock and related warrants, net of offering costs	3,123,747	1,010,000
Payments on deferred offering costs	-	(65,771)
Redemption of puttable common stock	(200,000)	-
Proceeds from convertible notes payable	-	1,750,000
Proceeds from notes payable	230,000	-
Payments on capital lease and notes payable	(242,649)	(398,248)
Net cash provided by financing activities	2,911,098	2,295,981
Net decrease in cash and cash equivalents	(264,530)	(835,263)
Cash and cash equivalents at beginning of year	281,607	1,116,870
Cash and cash equivalents at end of year	$17,077	$281,607

Supplement cash flow information:
Cash paid for interest	$16,764	$25,682

Noncash investing and financing activities:
Warrants issued related to offering costs	$119,570	$-
Deferred offering costs capitalized	$174,514	$-
Adjustment resulting from change in value of puttable common stock	$93,780	$-
Note payable issued in conjunction with redemption of puttable common stock	$100,000	$-
Equipment acquired under capital lease	$42,115	$-
Exchange of convertible notes for common stock, including accrued interest	$-	$1,750,000
Accrued expenses included in deferred offering costs	$20,466	$88,277
Reclassification and accretion of puttable common stock	$-	$393,780

See notes to consolidated financial statements.

ENERPULSE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

Effective October 4, 2013, L2 MDC changed its name to Enerpulse Technologies, Inc.

The consolidated financial statements of the Company and its wholly-owned subsidiary are prepared in conformity with generally accepted accounting principles in the United States (U.S. GAAP). All significant intercompany balances and transactions have been eliminated in consolidation.

Subsequent events have been evaluated through the issuance date of these consolidated financial statements.

Management’s Plans

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of approximately $3,828,000 and $3,952,000 for the years ended December 31, 2014 and 2013, respectively, and anticipates a net loss for 2015. The Company also used net cash in operations of approximately $3,010,000 and $3,054,000 for the years ended December 31, 2014 and 2013, respectively, and has working capital deficit of approximately $265,000 at December 31, 2014. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management’s plans are to secure additional funding to cover working capital needs until positive cash flow from operations occurs, which is anticipated to commence in late 2015. The Company has a history of securing funding from various venture capital firms (approximately $22 million) since 2004. In addition, the Company filed with the SEC, a Registration Statement on Form S-1 (the “Offering”), which was declared effective by the SEC on May 13, 2014 for the public offering of 5,000,000 shares of common stock and 5,000,000 warrants to purchase up to an aggregate of 7,500,000 shares of common stock. On May 16, 2014, the Company announced the pricing of the Offering, and on May 21, 2014, the Company closed the Offering for 5,000,000 shares of its common stock and 5,000,000 warrants at an offering price of $0.75 per share and $0.05 per warrant, resulting in gross proceeds of $4.0 million. During March 2014, the Company also received $230,000 in financing in exchange for promissory notes with warrants, which funded the Company prior to the closing of the Offering. In addition, on November 3, 2014, the Company entered into an agreement with the Company’s placement agent in connection with a capital raise from accredited investors of approximately $3.0 million of the Company’s equity or equity-linked securities. On February 20, 2015, the Company closed on $3,050,000 in thirty-six month convertible notes at a 6% interest rate and 50% warrant coverage. Warrants were issued for 7,625,000 common shares at an exercise price of $0.20 per share. The notes are convertible into 15,250,000 shares of the Company’s common stock (Note 16).

ENERPULSE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Note 2 - Summary of Significant Accounting Policies

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Accounts Receivable, Net

Accounts receivable represent the amount billed to, but uncollected from customers. Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by identifying past due accounts. Accounts receivable are written off when deemed uncollectible. A receivable is considered to be past due if any portion of the receivable balance is outstanding for more than 90 days past each respective customer’s terms. The allowance for doubtful accounts was approximately $6,900 and $2,900, as of December 31, 2014 and 2013, respectively. No interest is charged on late accounts. No material amounts were written off during the year ended December 31, 2014 and 2013.

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

ENERPULSE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions. Unobservable inputs require significant management judgment or estimation. In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy. In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement. Such determination requires significant management judgment. As of December 31, 2014 and 2013, cash and cash equivalents measured at fair value were classified as Level 1. As of December 31, 2013, the puttable common stock was classified as Level 2 (see Note 10). As of December 31, 2014, the Company classified the warrants liability as Level 2 and Level 3, as appropriate (see Note 11).

Inventory

Inventory is stated at the lower of average cost or market and consists of various ignition components, high voltage cables, spark plugs, and high voltage capacitors. Inventory is separated by raw goods, work in progress, and finished goods. The inventory cost method is first-in, first-out. Indirect overhead and indirect labor are allocated on a per unit basis during the work in progress and finished goods stage of production. The Company monitors inventory for turnover and obsolescence and records a reserve for excess and obsolete inventory as deemed necessary. As of December 31, 2014 and 2013, the Company had recorded a reserve of approximately $8,600 and $24,500, respectively.

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

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation expense totaled $56,529 and $80,361 for the years ended December 31, 2014 and 2013, respectively.

Intangible Assets

Intangible assets subject to amortization include trademarks and patents, which are being amortized on a straight-line basis over the shorter of their legal lives or estimated economic life. Intangible assets are recorded at a cost of $612,426 and $484,234 as of December 31, 2014 and 2013, respectively. Amortization expense was $32,157 and $26,044 for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014, future amortization expense for intangible assets is estimated to be approximately $28,500 for each of the years ending December 31, 2015 through 2019, and approximately $341,500 in years thereafter.

ENERPULSE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Impairment of Long-lived Assets

Management reviews and evaluates long lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Recoverability is measured by comparing the total estimated future cash flows on an undiscounted basis to the carrying amount of the assets. If such assets are considered to be impaired, an impairment loss is measured and recorded based on the amount that carrying value exceeds discounted estimated future cash flows. Management’s estimates of future cash flows are based on numerous assumptions, and it is possible that actual future cash flows will be significantly different than the estimates, which are subject to significant risks and uncertainties. Management believes there is no impairment to long lived assets as of December 31, 2014 and 2013.

Offering Costs

Offering costs consist principally of legal, accounting and underwriters’ fees incurred that are directly attributable to equity and debt offerings. Offering costs related to the equity offering were charged against the gross proceeds received upon the completion of the Offering. Offering costs attributable to debt offerings are amortized over the term of the related debt. Offering costs are included in other non-current assets. As of December 31, 2014 and 2013, approximately $104,000 and $154,000, respectively, of deferred offering costs were included in other non-current assets.

Research and Development

Research and development costs are charged to operations when incurred and are included in selling and administrative expenses. The amounts charged for the years ended December 31, 2014 and 2013 were $362,348 and $285,811, respectively.

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

	For the year ended December 31,
	2014		2013
	Common	Puttable	Common	Puttable
Weighted average shares of stock used in basic and diluted loss per share	11,800,874	85,247	7,903,373	25,538

Allocation of net loss	$(3,800,954)	$(27,457)	$(3,938,862)	$(12,728)

Basic and diluted net loss per share	$(0.32)	$(0.32)	$(0.50)	$(0.50)

The weighted average number of shares used to compute diluted net loss per share excludes any assumed exercise of stock options and warrants as the effect would be antidilutive. Common stock equivalents of approximately 10.9 million and 2.4 million for the years ended December 31, 2014 and 2013, respectively, were excluded from the calculation because of their antidilutive effect.

Income Taxes

Deferred income tax assets and liabilities arise from temporary differences associated with differences between the financial statements and tax basis of assets and liabilities, as measured by the enacted tax rates which are expected to be in effect when these differences reverse. Deferred tax assets and liabilities are classified as current or non-current, depending on the classification of the assets or liabilities to which they relate. Deferred tax assets and liabilities not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. The Company is no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years before 2011.

ENERPULSE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. As of December 31, 2014 and 2013, no liabilities for uncertain tax positions have been recorded.

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

Advertising

The Company expenses advertising and marketing costs as incurred. Advertising expense was $191,936 and $142,715 for the years ended December 31, 2014 and 2013, respectively. Marketing expense was $106,875 and $125,090 for the years ended December 31, 2014 and 2013, respectively.

Shipping and Handling Costs

Total customer shipping and handling expenses of $24,268 and $26,231 were included in selling, general and administrative expenses for the years ended December 31, 2014 and 2013, respectively.

Warranties

The Company warrants its products against defects in design, materials, and workmanship, generally for four years on average. A provision for estimated future costs relating to warranty expense is considered immaterial to the overall financial statements and therefore is recorded when warranty cost is incurred. Warranty expense totaled $12,144 and $23,768 for the years ended December 31, 2014 and 2013, respectively.

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

ENERPULSE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

Note 3 - Inventory

Inventory, net consisted of the following:

	2014	2013

Raw materials	$219,449	$218,137
Work in process	38,962	22,539
Finished goods	78,886	58,707

Total inventory	$337,297	$299,383

During 2014 and 2013, the Company experienced decreased yields, which resulted in increased scrap of approximately $59,300 and $58,500, respectively. Also, during 2013, the Company began to write off excess components associated with a phasing out a product line. The Company recorded $60,000 to cost of sales associated with these inventory adjustments.

ENERPULSE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Note 4 - Property and Equipment, Net

Property and equipment, net consisted of the following:

	2014	2013

Vehicles	$22,679	$22,679
Software and equipment	802,849	728,955
Furniture and fixtures	23,071	18,790
Leasehold improvements	254,137	252,406
	1,102,736	1,022,830
Less accumulated depreciation	(928,773)	(872,244)

Total property and equipment, net	$173,963	$150,586

Note 5 - Notes Payable

Notes payable consisted of the following:

	2014	2013

LWM, LLC, with an annual interest rate equal to the Federal Funds Rate (as announced by the Federal Reserve Bank of New York) for the first day of the calendar year, 1.0% at December 31, 2014 and 2013; unsecured; due in full with interest on September 5, 2016	$166,271	$166,271
Promissory note; payable without interest (interest imputed at 12.0% per annum); unsecured; due at the earlier of (i) August 25, 2016, (ii) upon closing of a debt or equity financing of the Company equal to or in excess of $500,000, or (iii) default	100,000	-
	266,271	166,271
Discount	(18,046)	-
Current portion	-	-

Long-term portion	$248,225	$166,271

On August 25, 2014, the Company entered into a $100,000 promissory note with the shareholders of the puttable common stock (see Note 10). As a result of the debt offering in February 2015, the Company repaid $50,000 on the promissory note and entered into an agreement, which allows the remaining $50,000 to be due on August 25, 2016.

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

ENERPULSE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

On March 27, 2014, Freepoint Commerce Marketing LLC (“Freepoint”) extended $100,000 in financing in exchange for a note and received a warrant to purchase 16,667 shares of common stock at an initial exercise price of $3.00 per share. The note accrued interest at an annual rate equal to 12% per annum, due upon repayment. The financing and associated interest was repaid by May 29, 2014 with proceeds from the Offering.

The Company estimated the relative fair value of the warrants issued with these notes to be $37,127 (see Note 11), which was recognized as additional interest expense over the term of the outstanding related notes.

Note 6 – Convertible Debt

In August 2013, the Company received $1,750,000 through the issuance of a convertible note (the “Convertible Note”) and a warrant to purchase 87,500 shares of common stock to a third party investor (the “Holder”). The Company estimated the fair value of the warrant using the Black-Scholes option-pricing model to be $90,000, which was amortized to interest expense in 2013. The Convertible Note bore interest at a rate of 8% per annum and was due in full on the earlier of July 1, 2014 or the closing date of a change in control of the Company, unless earlier converted into common stock of the Company. The warrant expires in three years from the date of its issuance. Pursuant to the terms of the Convertible Note, it automatically converted into common stock of the Company on the first day that the Company’s securities became publicly traded (the “IPO”) at a conversion price of 85% of the price per share at which securities were sold in the IPO. In conjunction with the reverse merger, the Convertible Note converted into 686,275 shares of common stock. Upon conversion, the Company recorded $390,000 of additional interest expense, which was equal to the intrinsic value of the beneficial conversion feature.

In consideration for entering into the Convertible Note, the Company granted the Holder the sole and exclusive right to market, for the purpose of sale, certain of its products (n-PAC® plugs designed for natural gas fueled internal combustion engines) in all countries of North America.

Note 7 – Operating Leases

In February 2012, the Company entered into a two-year lease for an office, which initially expired on February 28, 2014. The lease took effect in March 2012 with a monthly rent of $3,750 through February 2013 then $4,167 through February 2014. In early 2014, the Company entered into an additional two-year lease extension effective March 1, 2014 with a monthly rent of $5,500. Rent expense was $80,372 and $49,170 for the years ended December 31, 2014 and 2013, respectively. The Company pays property taxes on the property leased. Property tax expense was $11,440 and $12,669 for the years ended December 31, 2014 and 2013, respectively.

The Company leases an apartment for their Chief Executive Officer, currently on a month to month basis. Rent expense was $17,038 and $17,705 for the years ended December 31, 2014 and 2013, respectively.

At December 31, 2014, obligations for future minimum payments under operating leases were as follows:

2015	$66,000
2016	11,000
Thereafter	-

Total minimum payments required	$77,000

Note 8 – Capital Lease

In December 2014, the Company entered into a long-term lease for equipment with a principal amount of $20,520, with payments beginning in December 2014. Monthly installments are $918, including principal and interest at an imputed rate of approximately 7.0% per annum. In June 2014, the Company entered into a long-term lease for equipment with a principal amount of $21,595, with payments beginning in August 2014. Monthly installments are $716, including principal and interest at an imputed rate of approximately 16.7% per annum. In December 2012, the Company entered into a long-term capital lease for equipment with a principal amount of $22,325, with payments beginning in January 2013. Monthly installments are $788, including principal and interest at an imputed rate of approximately 16.3% per annum. Depreciation of $8,576 and $4,775 was recorded in 2014 and 2013, respectively, based on the date the equipment was placed in service. Current principal payments are approximately $16,200, and long-term principal payments are $19,700 as of December 31, 2014.

ENERPULSE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Future minimum lease payments under the capital lease are payable in future years as follows:

2015	$29,068
2016	17,776
2017	5,012
Net minimum lease payments	51,856
Less amounts representing interest	(6,341)

Capital lease obligation payable	$45,515

Note 9 – Income Taxes

The Company is a successor as a result of a tax-free reorganization from the 2004 merger of Enerpulse, Inc., a Florida corporation, into Enerpulse, Inc. a Delaware corporation. As such, the pre-merger net operating loss carryovers applicable to the predecessor corporation will carryforward for tax purposes to the successor corporation. The tax loss carryforward at December 31, 2014 available to the Company is estimated to be approximately $25 million for federal and approximately $12.8 million for state purposes. Federal net operating loss carry forwards expire through 2034 and state net operating loss carry forwards expire through 2034.

A reconciliation of the statutory Federal income tax rate to the Company’s effective income tax rate applied to pre-tax loss is as follows:

	Year ended December 31,
	2014	%	2013	%

Computed "expected" tax benefit	$1,301,660	34%	$1,344,307	34%

State income taxes, net of Federal income tax effect	191,421	5%	197,692	5%

Expiration of state net operating losses	(326,586)	(9)%	-	-%

Permanent differences and other	(157,383)	(4)%	(170,203)	(4)%

Change in valuation allowance	(1,009,112)	(26)%	(1,371,796)	(35)%

	$-	-	$-	-

Deferred tax assets and liabilities represent the future impact of temporary differences between the financial statement and tax bases of assets and liabilities and are as follows:

ENERPULSE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

	Year ended December 31,
	2014	2013
Deferred tax assets
Net operating loss (NOL) carry forwards	$9,182,070	$8,298,115
Bad debt allowance	2,680	1,121
Accrued liabilities	8,176	7,404
Depreciation and amortization	38,679	46,231
Inventory reserves	3,370	9,558
Stock based compensation	145,219	8,653
Total deferred tax assets	9,380,194	8,371,082

Valuation allowance	(9,380,194)	(8,371,082)

Net deferred tax assets	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has provided a valuation allowance of 100% of its deferred tax assets due to the uncertainty of generating future profits that would allow for the realization of such deferred tax assets.

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

Capital

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

On May 21, 2014, the Company closed the Offering for 5,000,000 shares of its common stock and 5,000,000 warrants (see Note 11) to purchase 7,500,000 shares of common stock at an offering price of $0.75 per share and $0.05 per warrant, resulting in gross proceeds of $4.0 million. Total offering costs of approximately $949,000 included underwriters commissions, legal fees, consulting services, audit and accounting services, and filing service fees, and were netted against the gross proceeds received.

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

ENERPULSE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

As a result of the redemption agreement, the Company classified the puttable common stock as “temporary equity” and valued the shares at the end of each reporting period. The value of the shares was based on the greater of (a) $300,000 and (b) the estimated fair value of its common stock, prior to the shareholder redemption request. The fair value of the Company’s common stock decreased from $3.00 per share as of December 31, 2013 to $0.61 per share as of May 27, 2014, the redemption request date. Accordingly, the Company decreased the value of the puttable common stock from $393,780 as of December 31, 2013 to $300,000 during the year ended December 31, 2014.

In March 2013, the Company sold 451,871 shares of common stock for cash proceeds of $1,010,000, along with warrants to purchase 225,936 shares of common stock (see Note 11) at an exercise price of $2.66 per warrant.

Dividends

The Company shall not declare, pay or set aside any dividends on shares of any other class or series of capital stock of the Company other than dividends on shares of common stock payable in shares of common stock.

Note 11 - Warrants

In October 2014, the Company issued 75,000 warrants to a consultant to purchase common stock at an initial exercise price of $0.75 per share. The warrants vested immediately. The warrants expire in 5 years from the date of their issuance. The warrants may also be exercised on a cashless basis if the fair market value of one share of common stock on the calculation date is greater than the exercise price of the warrant, and include net cash settlement for fractional shares. As a result, the warrants are deemed to be subject to potential net cash settlement and must be classified as derivative liabilities.

The form of warrant agreement for the 5,000,000 registered warrants that the Company issued in its May 2014 public offering (the “Publicly Registered Warrants”) generally provides that, in the event a related registration statement or an exemption from registration is not available for the issuance or resale of the warrant shares upon exercise of the warrant, the holder may exercise the warrant on a cashless basis. Notwithstanding the availability of cashless exercise, U.S. GAAP provides that these registered warrants are deemed to be subject to potential net cash settlement and must be classified as derivative liabilities because (i) under federal securities laws, providing freely-tradable shares upon exercise of the warrants may not be within the Company’s control in all circumstances, and (ii) the warrant agreements do not expressly provide that there is no circumstance in which the Company may be required to effect a net cash settlement of the warrants. The accounting guidance expressly precludes an evaluation of the likelihood that cash settlement could occur. The warrant agreement also contains anti-dilutive provisions that adjust the exercise price of the Publically Registered Warrants if the Company issues any common stock, securities convertible into common stock, or other securities (subject to certain exceptions) at a value below the then-existing exercise price of the May 2014 Publically Registered Warrants, which is $1.20 per warrant. Accordingly, the warrants have been classified as a derivative liability and reported, at each balance sheet date, at estimated fair value determined using the quoted market price for the warrants. On reporting dates where there are no active trades, the Company uses the last reported closing sales price of the warrants to determine the fair value. The warrants are exercisable at any time, and from time to time, from the date of issuance.

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

DECEMBER 31, 2014 AND 2013

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

ENERPULSE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

Accounting Standards Codification (“ASC”) 815 - Derivatives and Hedging provides guidance to determine what types of instruments, or embedded features in an instrument, are considered derivatives. This guidance can affect the accounting for convertible instruments that contain provisions to protect holders from a decline in the stock price, referred to as anti-dilution or down-round protection. Down-round provisions reduce the exercise price of a convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments, or issues new convertible instruments that have a lower exercise price. The Company has determined that the Resale, Compensation, March 2014 and Publicly Registered Warrants, with their related down-round or net cash settlement provisions, should be treated as a derivative and thus classified as warrants liability in the December 31, 2014 consolidated balance sheet. The Company is required to report derivatives at fair value and record the fluctuations in fair value in current operations.

The Company recognizes the warrants liability at their respective fair values at inception and on each reporting date. The Company utilized a binomial option pricing model (“BOPM”) to develop its assumptions for determining the fair value of the warrants. Changes in the fair value of the derivative instrument liabilities and key assumptions at the issue date and each reporting date are as follows:

	March and October	Resale	Compensation	Publicly Registered
	2014 Warrants	Warrants	Warrants	Warrants	Total
Balance at December 31, 2013	$-	$-	$-	$-	$-
Orgination of derivative instrument	49,232	64,410	55,160	350,000	518,802
Loss on modification of derivative liabilities	31,356	-	-	-	31,356
Adjustment resulting from change in value of underlying asset	(52,838)	(44,610)	(35,460)	400,000	267,092

Balance at December 31, 2014	$27,750	$19,800	$19,700	$750,000	$817,250

ENERPULSE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

	March and October 2014	Resale	Compensation
	Warrants	Warrants	Warrants
December 31, 2014:
Annual volatility	103% - 105%	103%	103%
Risk-free rate	1.07% - 1.78%	1.78%	1.78%
Dividend rate	-%	-%	-%
Contractual term	2.6 - 5.0	3.9	4.6
Closing price of common stock	$0.24	$0.24	$0.24
Conversion/exercise price	$0.75 - 1.00	$2.66	$1.00
Origination:
Annual volatility	60%	110%	111%
Risk-free rate	0.9% - 1.75%	1.56%	1.56%
Dividend rate	-%	-%	-%
Contractual term	3.0 - 5.0	4.0	5.0
Closing price of common stock	$0.30- 3.00	$0.75	$0.75
Conversion/exercise price	$0.75 - 3.75	$2.66	$1.00

The warrants liability associated with the March, Resale and Compensation warrants is considered a Level 3 liability on the fair value hierarchy as the determination of fair values includes various assumptions about future activities, stock price, and historical volatility inputs. The warrants liability associated with the Publicly Registered Warrants is considered Level 2 liability on the fair value hierarchy as the determination of fair values includes the warrants quoted price, in a market that is not active. Significant unobservable inputs for the Level 3 warrants liability include (1) the estimated probability of the occurrence of a down round financing during the term over which the related warrants are exercisable, (2) the estimated magnitude of the down round and (3) the estimated magnitude of any net cash fractional share settlement. There were no transfers between Levels 1, 2, and 3 during the years ended December 31, 2014 or 2013.

Note 12 - Stock-Based Compensation

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

The Company utilized assumptions in the estimation of the fair value of stock options granted for the years ended December 31, 2014 and 2013 as follows:

	Years Ended December 31,
	2014	2013

Annual volatility	103% - 110%	60%
Risk-free rate	1.07% - 2.13%	1.00% - 2.5%
Dividend rate	-%	-%
Expected term	2.6 - 6.5	2.0 - 6.5

ENERPULSE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

The following is a summary of stock option activity:

	Shares	Exercise Price
Outstanding at
January 1, 2013	475,270	$0.91 - 1.01
Granted	204,499	$0.91 - 3.00
Exercised	-	$-
Forfeited	-	$-
Outstanding at
December 31, 2013	679,769	$0.91 - 3.00
Granted	523,112	$0.50
Exercised	-	$-
Forfeited	(111,757)	$0.75
Outstanding at
December 31, 2014	1,091,124	$0.50 - 0.75

Summarized information about stock options outstanding as of December 31, 2014 is as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Excercisable	Weighted Average Exercise Price

$0.50	523,112	2.67	$0.50	-	$-
$0.75	568,012	2.42	$0.75	568,012	$0.75

A summary of status of the Company’s non-vested stock options for the year ended December 31, 2014 is as follows:

	Nonvested Shares Under Option	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2014	396,087	$0.94
Granted	523,112	$0.43
Vested	(284,330)	$0.10 - 1.88
Forfeited	(111,757)	$0.64

Nonvested at December 31, 2014	523,112	$0.43

ENERPULSE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

On June 30, 2014, the board of directors approved the re-pricing and accelerated vesting of all outstanding stock options to purchase approximately 676,000 shares of common stock that were previously granted to officers, directors, employees and consultants pursuant to the 2013 Plan. The options were re-priced at $0.75 per share, the Offering closing price.

The outstanding options as of June 30, 2014 had been issued with exercise prices ranging from $0.91 to $3.00 per share. The vesting schedule for the outstanding options also varied from 1 to 9 years.

The re-pricing and accelerated vesting changes were affected by cancelling the outstanding options and concurrently entering into new stock option agreements with the optionees (the “New Options”) to reflect the new exercise price and accelerated vesting. The Company valued the repricing and accelerated vesting using the Black-Scholes option pricing model, which resulted in the Company recording additional incremental stock-based compensation expense of approximately $32,000, as well as approximately $293,000 associated with accelerating the unvested stock-based awards granted prior to that date.

In 2014, the Company also issued 523,112 stock options to employees to purchase shares of common stock at exercise prices of $0.50 per option. In 2013, the Company issued 204,499 stock options to employees to purchase shares of common stock at exercise prices of $0.91 - $3.00 per option. The options outstanding and options exercisable at December 31, 2014 had no intrinsic value.

The weighted average grant date fair value of options granted during the years ended December 31, 2014 and 2013 were $0.50 and $1.68, respectively. No options were exercised during the years ended December 31, 2014 and 2013.

The Company recorded compensation expense related to employee stock options included in selling, general and administrative expense in the accompanying consolidated statements of operations of $430,071 and $70,156 for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014, the Company had approximately $191,000 of unrecognized compensation cost related to stock options that is to be recognized over a weighted average period of 2.60 years.

Note 13 – Related Party Transactions

On May 1, 2012, the Company received a note receivable from an owner for $198,822 in exchange for 87,009 shares of common stock. The note is due on May 1, 2018 and carries interest at a variable rate according to the Applicable Federal Rate (1.00% and 1.00% as of December 31, 2014 and 2013). The note is unsecured.

The Company has recorded interest income of $2,028 and $2,000 related to the promissory note for the years ended December 31, 2014 and 2013, respectively. The receivable (which includes accrued interest) has been classified as an addition or reduction, as applicable, of stockholders’ (deficit) equity on the consolidated balance sheets as of December 31, 2014 and 2013.

Note 14 – Concentrations and Commitments

Concentrations

The credit risk for customer accounts is concentrated because the balances due from two of the Company's customers comprise approximately 73% and 83% of the total carrying amount of accounts receivable at December 31, 2014 and 2013, respectively. In addition, two and three customers comprise approximately 23% and 38% of total revenue for the years ended December 31, 2014 and 2013, respectively.

The risk related to vendor accounts is concentrated because the balances due to two of the Company's vendors comprise approximately 37% and 66% of the total carrying amount of accounts payable at December 31, 2014 and 2013, respectively. In addition, four and three vendors comprised approximately 66% and 57% of total purchases for the years ended December 31, 2014 and 2013, respectively.

ENERPULSE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

The Trust assets are subject to the claims of the creditors of the Company in the event of the Company’s insolvency. All administrative fees of the Trust are paid by the Company. The NDC Plan is an elective plan whereby the participants may elect to defer compensation into the NDC Plan. At the discretion of the Company, additional deposits may be made by the Company for the NDC Plan participants. Upon certain distributable events, the participants of the NDC Plan may receive benefit payments, but the NDC Plan is not guaranteed. Prior to 2012, compensation of $151,308 was elected to be deferred by NDC Plan participants and the Company transferred $5,000 to the Trust. The Company’s books do not reflect a liability for the deferred compensation due to the nature of the contingency contained in the NDC Plan agreement. There was no additional funding during the years ended December 31, 2014 and 2013.

The assets held in the Trust under the NDC Plan as of December 31, 2014 and 2013 are as follows:

	Cost	Gross Cumulative Unrrealized Gains	Gross Cumulative Unrrealized Losses	Fair Market Value

Cash	$5,000	$-	$-	$5,000

Note 16 - Subsequent Event

On February 20, 2015, the Company closed on $3,050,000 in thirty-six month convertible notes at a 6% interest rate and 50% warrant coverage. Warrants were issued for 7,625,000 common shares at an exercise price of $0.20 per share. The notes convert into 15,250,000 shares of the Company’s common stock. In its capacity as placement agent, we paid Roth and/or its designees a commission equal to $210,000 consisting of (i) $50,000 in cash, (ii) 800,000 shares of our common stock and (iii) warrants exercisable for up to 1,050,000 common shares at an exercise price of $0.20 per share.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2014 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements and that receipts and expenditures of company assets are made in accordance with management authorization; and (iii) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Our management evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO—2013) and SEC guidance on conducting such assessments. Based upon that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Remediation of Material Weaknesses

A material weakness is a significant deficiency, or combination of significant deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

As disclosed in the Company’s 2013 Annual Report on Form 10-K, the Company reported the following material weaknesses (i) that we had insufficient systems, procedures, and accounting personnel in place to ensure effective segregation of duties; and (ii) that we had a lack of appropriate technical resources in place to properly evaluate non-routing, complex transactions in accordance with generally accepted accounting principles.

As of December 31, 2014, we have remediated the previously reported material weaknesses in internal control over financial reporting by taking the following remedial measures, including, among other things (i) adding additional controls to segregate duties within our company, including implementing additional oversight and review procedures through the utilization of operational personnel outside the accounting department to create sufficient internal control systems and procedures to achieve effective segregation of duties; and (ii) hiring qualified outside consulting support with the appropriate level of experience in financial reporting as well as SEC reporting requirements, including the skills necessary to properly evaluate non-routine, complex transactions in accordance with generally accepted accounting principles.

We have undertaken and completed, as appropriate, our testing to validate the effective implementation of the remedial measures described above. We have also undertaken testing which validates the effective operation of these controls, for a sufficient period of time, to support our conclusion. In reviewing the results from this testing, management has concluded that the material weaknesses in internal control over financial reporting we previously reported have been remediated as of December 31, 2014.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

Other than the changes above described in “Remediation of Material Weakness,” which occurred throughout 2014, there were no changes in the Company’s internal control over financial reporting during the fourth quarter 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures and Internal Controls over Financial Reporting

Our principal executive officer and principal financial officer do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additional controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B. Other information

None.

Part III

ITEM 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth certain information regarding the executive officers and directors of the Company as of December 31, 2014:

Name	Age	Position
Joseph E. Gonnella	68	Chief Executive Officer and Director
Louis S. Camilli	68	President, Secretary and Chief Technology Officer
Bryan C. Templeton	52	Chief Financial Officer and Treasurer
F. Henry Habicht II	61	Chairman of the Board and Director
Timothy L. Ford	58	Director

Biographies

Joseph E. Gonnella, Chief Executive Officer and Director — Mr. Gonnella is currently the Chief Executive Officer and a director of Enerpulse, Inc. Mr. Gonnella has been a director of Enerpulse Inc. since July 2004 and its Chief Executive Officer since May 2011. Prior to working with Enerpulse, Inc., Mr. Gonnella served as President and Chief Operating Officer of Drivesol, Inc. from January 2008 to September 2008. At that time, Drivesol was a manufacturer of electro-mechanical systems with sales of $350 million to the global automotive market. His responsibilities included oversight of Drivesol’s worldwide manufacturing and financial goals. From October 2000 to December, 2007 he was the President and Chief Executive Officer of Wabash Technologies, Inc., a company that designs and manufactures electronic components for the global automotive industry. Mr. Gonnella had full P&L responsibility for this $110 million business. As Senior Vice President of Engelhard Corporation from September 1992 to September 1999, the world’s largest producer of automotive catalytic converters, Mr. Gonnella led Engelhard’s $500 million Environmental Products Group. In June 1984, Mr. Gonnella established Interamerican Trade Corporation (ITC). ITC established US subsidiaries for off-shore manufacturers of automotive parts and managed their distribution to OEM and aftermarket channels. Mr. Gonnella served as president and COO of ITC and was responsible for negotiating contracts with off-shore manufacturers, managing their US subsidiaries and managing ITC’s global logistics. From June 1989 to August 1992, Mr. Gonnella was President of the Automotive Products Group of Amcast Industrial Corporation, which was a manufacturer of structural aluminum components for the US automotive industry. Here, Mr. Gonnella had full profit and loss responsibility and led multiple US-based manufacturing facilities. Mr. Gonnella started his career in operations at General Motors Corporation in 1973 and held various positions there until 1984, including Director of Industrial Engineering and Director of Overseas Ventures, in which he negotiated multiple joint ventures on behalf of General Motors. None of the aforementioned companies are a parent, subsidiary or affiliate of the Company, except for Enerpulse, Inc. Mr. Gonnella earned a BS degree in Industrial Management from Wright State University in 1973 and an MBA in Finance from the University of Dayton in 1981.

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

F. Henry Habicht II, Chairman of the Board and Director — Mr. Habicht is currently the Chairman of the Board of Directors the Company. He became the Chairman of our Board of Directors in March 2015. Mr. Habicht serves as a Managing Partner of SAIL Capital Partners which he joined in January 2006 after serving in many areas of environmental business and policy and as a contributor to environmental innovation. Mr. Habicht, along with his co-managing partner, is responsible for managing SAIL Capital Partners’ operations and investments. His career in the environmental policy world has included leadership positions at the U.S. Department of Justice as Assistant Attorney General in charge of the Environment and Natural Resources Division (November, 1983 – July, 1987) and at the United States Environmental Protection Agency, or EPA, as COO (Deputy Administrator March, 1989 – January 1993). During his time with the EPA, he oversaw the development of new air and water programs to prevent pollution, including the development of the Energy Star program and implementation of market-based trading programs under the 1990 Clean Air Act amendments. Mr. Habicht served (from March 1993 – June 2008) as Senior Vice President in charge of acquisitions and other divisions of Safety-Kleen, a billion-dollar environmental service company. He has also held positions and started ventures in the for-profit environmental arena, including as Vice President of William D. Ruckelshaus Associates, (July 1987 – March 1989) which co-managed the successful Environmental Venture Fund, one of the first green funds in the 1980s. As Co-Founder of Capital E, LLC, a strategic consultancy for emerging renewable energy products and technologies, Mr. Habicht advised Fortune 100 and early stage ventures on sustainable growth strategies. (2002 - 2005) He also serves as Vice Chairman of a non-for-profit corporation called Global Environment & Technology Foundation (GETF) (CEO from approximately September 1998 – October 2005) that fosters innovation in environmental management and promotes applications of clean technology in emerging markets. Mr. Habicht has held numerous board seats over the years and currently sits on the board of directors of WaterHealth International, a SAIL portfolio company, and serves on the advisory boards to the National Renewable Energy Lab and the Pacific Northwest National Lab. He is a co-founder of the American Council on Renewable Energy, has served as Commissioner of the National Commission on Energy Policy and has advised several cabinet-level secretaries. Mr. Habicht holds a Bachelor’s degree with High Honors from Princeton University and a Juris Doctor from the University of Virginia.

We believe that Mr. Habicht’s extensive experience working with and advising companies in the emerging renewable energy technologies industry qualifies him as a director of the Company.

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

Family Relationships

There are no family relationships between any director or executive officer.

Involvement in Certain Legal Proceedings

No director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Committees of the Board

Our Board of Directors held three formal meetings during the fiscal year ended December 31, 2014. All other proceedings of the Board of Directors were conducted by resolutions consented to in writing by the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada Revised Statutes and our bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held. We do not presently have a policy regarding director attendance at meetings.

We do not currently have standing audit, nominating or compensation committees, or committees performing similar functions. Due to the size of our board, our Board of Directors believes that it is not necessary to have standing audit, nominating or compensation committees at this time because the functions of such committees are adequately performed by our Board of Directors. We do not have an audit, nominating or compensation committee charter as we currently do not have such committees. We do have a policy for electing members to the board. We believe Timothy L. Ford is an independent director as defined in the NASDAQ listing standards.

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

Section 16(a) Beneficial Ownership Compliance

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

Based solely on our review of Forms 3, 4, and 5 delivered to us as filed with the SEC, or written representations from certain reporting persons, during fiscal year ended December 31, 2014, the following officers, directors and person who own greater than 10% percent of our common stock failed to timely file the reports pursuant to section 16(a) of the Exchange Act.

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form(1)
Joseph E. Gonnella CEO and Director	1	4	0
Bryan C. Templeton Chief Financial Officer	1	4	0
Louis S. Camilli President and Secretary	1	4	0
Michael C. Hammons Chairman of Board of Directors	1	1	0
Timothy L. Ford Director	1	4	0
Sail Entities, 10% Holder	1	3	0

(1) Form 4s reporting the transactions not timely reported by each of Messrs. Gonnella, Templeton, Camilli, Hammons and Ford were filed prior to the filing of this Annual Report.

Code of Ethics

The Company maintains a Code of Business Conduct and Ethics (the “Code of Ethics”) applicable to its directors, its principal executive officer, and principal financial and accounting officer and persons performing similar functions. In addition, the Code of Ethics applies to all of the Company’s employees, officers, agents and representatives. The Code of Ethics is posted on the Company’s website, www.enerpulse.com, under the heading “Investor Relations, Governance Documents.”

ITEM 11. executive compensation

Summary Compensation

The following summary compensation table indicates the cash and non-cash compensation earned from Enerpulse during the fiscal years ended December 31, 2014 and 2013 by the named executive officers of Enerpulse.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards(9)		Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation		All Other Compensation		Total
Joseph E. Gonnella, Chief Executive Officer	2014	$228,351	$-	$-	$235,198	(2)	$-	$-		$42,720	(3)	$506,269
	2013	$194,039	$-	$-	$108,826	(1)	$-	$-		$-		$302,865
Louis S. Camilli, President, Secretary, and Chief Technology Officer	2014	$170,956	$-	$-	$224,418	(5)	$-	$-		$-		$395,374
	2013	$144,481	$-	$-	$97,974	(4)	$-	$-		$-		$242,455
Bryan C. Templeton, Chief Financial Officer	2014	$148,424	$-	$-	$78,322	(7)	$-	$-		$-		$226,748
	2013	$111,269	$-	$-	$49,922	(6)	$-	$-		$-		$161,191
Charles Stewart, Former Chief Executive Officer	2014	$-	$-	$-	$-		$-	$-		$-		$-
	2013	$-	$-	$-	$-		$-	$7,615	(8)	$-		$7,615

(1)	Under the Enerpulse incentive plan, on October 15, 2013, Mr. Gonnella was granted options to purchase 60,982 shares of Enerpulse common stock at an exercise price of $3.00 per option. The options have a ten-year term and vest ratably over three years beginning with the first anniversary of the grant.

(2)	Under the Enerpulse incentive plan, on August 6, 2014, Mr. Gonnella was granted options to purchase 160,790 shares of Enerpulse common stock at an exercise price of $0.50 per option. The options have a ten-year term and vest ratably over three years beginning with the first anniversary of the grant. On June 30, 2014, the Enerpulse Board approved a repricing of the October 15, 2013 option grants from a $3.00 exercise price to $0.75, with immediate vesting. In addition, the Board re-priced a total of 128,277 additional option grants for Mr Gonnella with a previous exercise price of $0.91 to $0.75, with immediate vesting.

(3)	In 2014, Mr. Gonnella received commuting expense of $42,720 for travel from his home in Michigan to New Mexico. Expenses included airfare, lodging and other expenses related to his commute.

(4)	Under the Enerpulse incentive plan, on October 15, 2013, Mr. Camilli was granted options to purchase 54,901 shares of Enerpulse common stock at an exercise price of $3.00 per option. The options have a ten-year term and vest ratably over three years beginning with the first anniversary of the grant.

(5)	Under the Enerpulse incentive plan, on August 6, 2014, Mr. Camilli was granted options to purchase 183,204 shares of Enerpulse common stock at an exercise price of $0.50 per option. The options have a ten-year term and vest ratably over three years beginning with the first anniversary of the grant. On June 30, 2014, the Enerpulse Board approved a repricing of the October 15, 2013 option grants from a $3.00 exercise price to $0.75, with immediate vesting. In addition, the Board re-priced a total of 156,666 additional option grants to Mr Camilli from a $1.01 exercise price to $0.75 with immediate vesting.

(6)	Under the Enerpulse incentive plan, on October 15, 2013, Mr. Templeton was granted options to purchase 24,052 shares of Enerpulse common stock at an exercise price of $3.00 per option. The options have a ten year term and vest ratably over three years beginning with the first anniversary of the grant.

(7)	Under the Enerpulse incentive plan, on August 6, 2014, Mr. Templeton was granted options to purchase 50,393 shares of Enerpulse common stock at an exercise price of $0.50 per option. The options have a ten year term and vest ratably over three years beginning with the first anniversary of the grant. On June 30, 2014, the Enerpulse Board approved a repricing of the October 15, 2013 option grants from a $3.00 exercise price to $0.75, with immediate vesting. In addition, the Board re-priced a total of 27,346 additional option grants to Mr Templeton from $0.91 exercise price to $0.75 with immediate vesting.

(8)	In connection with Mr. Stewart’s resignation from Enerpulse, Enerpulse’s board approved the acceleration of the payment of $7,615 in deferred compensation from 2010 and 2011, which were paid in 2013. Under the terms of the 2011 Non-Qualified Deferred Compensation Plan, such amounts were originally to be paid upon the consummation of a change of control as defined under the plan.

(9)	The amount of the option award is consistent with the estimate of aggregate compensation cost to be recognized over the service period determined as of the grant date under FASB ASC Topic 718, excluding the effect of estimated forfeitures. Amounts also include the incremental fair value recognized for any modifications in July 2012 to the exercise price of previously granted stock options. Refer to footnote 12 in Enerpulse’s audited financial statements for the disclosure of all assumptions utilized in the determination of grant date fair value.

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

Repricing of Outstanding Options

In June 2014, the our Board of Directors approved cancellation of existing options for an aggregate of 676,388 shares of common stock underlying such options with exercise prices between $0.91 and $3.00 per share. Replacement options were authorized for the same aggregate number of underlying shares of our common stock with the same expiration date as the cancelled options. The replacement options provided for immediate vesting of all of the shares of our common stock underlying the cancelled options and an exercise price of $0.75 per share. The exercise price was, determined by our Board of Directors and established as the higher of (i) the closing price of our common stock on June 30, 2014 or (ii) the $0.75 offering price established at the close of Offering.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer and director certain information concerning the outstanding equity awards as of December 31, 2014.

OPTION AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) (b)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (c)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date ($) (f)
Joseph E Gonnella	0		160,790	(1)	0	0.50	07/17/2024
Joseph E Gonnella	60,982	(2	0		0	0.75	10/16/2023
Joseph E Gonnella	59,664	(3)	0		0	0.75	12/04/2022
Joseph E Gonnella	59,664	(4)	0		0	0.75	04/28/2016
Joseph E Gonnella	4,475	(5)	0		0	0.75	10/07/2015
Joseph E Gonnella	4,475	(6)	0		0	0.75	06/30/2015
Louis S Camilli	0		183,204	(7)	0	0.50	07/17/2024
Louis S Camilli	54,901	(8)	0		0	0.75	10/16/2023
Louis S Camilli	89,495	(9)	0		0	0.75	08/06/2025
Louis S Camilli	37,339	(10)	0		0	0.75	12/15/2016
Louis S Camilli	29,832	(11)	0		0	0.75	12/04/2022
Bryan C Templeton	0		50,393	(12)	0	0.50	07/17/2024
Bryan C Templeton	24,052	(13)	0		0	0.75	10/16/2023
Bryan C Templeton	9,944	(14)	0		0	0.75	01/19/2022
Bryan C Templeton	9,944	(15)	0		0	0.75	08/06/2025
Bryan C Templeton	2,486	(16)	0		0	0.75	06/05/2018
Bryan C Templeton	4,972	(17)	0		0	0.75	04/05/2017

(1)	Under the Plan, on August 6, 2014, Mr. Gonnella was granted options to purchase 160,790 shares of our common stock at an exercise price of $0.50 per option. The options have a ten year term and vest ratably over three years beginning with the first anniversary of the grant.

(2)	Under the Plan, on October 15, 2013, Mr. Gonnella was granted options to purchase 60,982 shares of our common stock at an exercise price of $3.00 per option. The options have a ten year term and vest ratably over three years beginning with the first anniversary of the grant. On June 30, 2014, the Enerpulse Board approved a repricing of the October 15, 2013 option grants from a $3.00 exercise price to $0.75, with immediate vesting.

(3)	Under the Enerpulse, Inc. incentive plan (as adjusted for the completion of the Merger), on April 28, 2011 Mr. Gonnella was granted options to purchase 59,664 shares of our common stock at an exercise price of $0.91 per option. The options have a ten year term and vest ratably over three years beginning with the first anniversary of the grant. On June 30, 2014, the Enerpulse Board approved a repricing of the above merger adjusted option grants from a $0.91 exercise price to $0.75, with immediate vesting.

(4)	Under the Enerpulse, Inc. incentive plan (as adjusted for the completion of the Merger), on December 1, 2012, Mr. Gonnella was granted options to purchase 59,664 shares of our common stock at an exercise price of $0.91 per option. The options have a ten year term and vest ratably over three years beginning with the first anniversary of the grant. On June 30, 2014, the Enerpulse Board approved a repricing of the above merger adjusted option grants from a $0.91 exercise price to $0.75, with immediate vesting.

(5)	Under the Enerpulse, Inc. incentive plan (as adjusted for the completion of the Merger), in 2005, Mr. Gonnella was granted options to purchase 4,475 shares of our common stock at an exercise price of $0.91 per option. The options are fully vested. On June 30, 2014, the Enerpulse Board approved a repricing of the above merger adjusted option grants from a $0.91 exercise price to $0.75.

(6)	Under the Enerpulse, Inc. incentive plan (as adjusted for the completion of the Merger), in 2004, Mr. Gonnella was granted options to purchase 4,475 shares of our common stock at an exercise price of $0.91 per option. The options are fully vested. On June 30, 2014, the Enerpulse Board approved a repricing of the above merger adjusted option grants from a $0.91 exercise price to $0.75.

(7)	Under the Plan, on August 6, 2014, Mr. Camilli was granted options to purchase 183,204 shares of our common stock at an exercise price of $0.50 per option. The options have a ten year term and vest ratably over three years beginning with the first anniversary of the grant.

(8)	Under the Plan, on October 15, 2013, Mr. Camilli was granted options to purchase 54,901 shares of our common stock at an exercise price of $3.00 per option. The options have a ten year term and vest ratably over three years beginning with the first anniversary of the grant. On June 30, 2014, the Enerpulse Board approved a repricing of the October 15, 2013 option grants from a $3.00 exercise price to $0.75, with immediate vesting.

(9)	Under the Enerpulse, Inc. incentive plan (as adjusted for the completion of the Merger), on August 5, 2010, Mr. Camilli was granted options to purchase 89,495 shares of our common stock at an exercise price of $1.01 per option. The options have a ten year term and vest ratably over three years beginning with the first anniversary of the grant. On June 30, 2014, the Enerpulse Board approved a repricing of the above merger adjusted option grants from a $0.91 exercise price to $0.75, with immediate vesting.

(10)	Under the Enerpulse, Inc. incentive plan (as adjusted for the completion of the Merger), Mr. Camilli was granted options to purchase 37,339 shares of our common stock at an exercise price of $1.01 per option. The options have a ten year term and vest ratably over three years beginning with the first anniversary of the grant. On June 30, 2014, the Enerpulse Board approved a repricing of the above merger adjusted option grants from a $0.91 exercise price to $0.75, with immediate vesting.

(11)	Under the Enerpulse, Inc. incentive plan (as adjusted for the completion of the Merger), on December 1, 2012, Mr. Camilli was granted options to purchase 29,832 shares of our common stock at an exercise price of $1.01 per option. The options have a ten year term and vest ratably over three years beginning with the first anniversary of the grant. On June 30, 2014, the Enerpulse Board approved a repricing of the above merger adjusted option grants from a $0.91 exercise price to $0.75, with immediate vesting.

(12)	Under the Plan, on August 6, 2014, Mr. Templeton was granted options to purchase 50,393 shares of our common stock at an exercise price of $0.50 per option. The options have a ten year term and vest ratably over three years beginning with the first anniversary of the grant.

(13)	Under the Plan, on October 15, 2013, Mr. Templeton was granted options to purchase 24,502 shares of our common stock at an exercise price of $3.00 per option. The options have a ten year term and vest ratably over three years beginning with the first anniversary of the grant. On June 30, 2014, the Enerpulse Board approved a repricing of the October 15, 2013 option grants from a $3.00 exercise price to $0.75, with immediate vesting.

(14)	Under the Enerpulse, Inc. incentive plan (as adjusted for the completion of the Merger), on March 1, 2012, Mr. Templeton was granted options to purchase 9,944 shares of our common stock at an exercise price of $0.91 per option. The options have a ten year term and vest ratably over three years beginning with the first anniversary of the grant. On June 30, 2014, the Enerpulse Board approved a repricing of the above merger adjusted option grants from a $0.91 exercise price to $0.75, with immediate vesting.

(15)	Under the Enerpulse, Inc. incentive plan (as adjusted for the completion of the Merger), on August 5, 2010, Mr. Templeton was granted options to purchase 9,944 shares of our common stock at an exercise price of $0.91 per option. The options are fully vested. On June 30, 2014, the Enerpulse Board approved a repricing of the above merger adjusted option grants from a $0.91 exercise price to $0.75, with immediate vesting.

(16)	Under the Enerpulse, Inc. incentive plan (as adjusted for the completion of the Merger), on June 5, 2008, Mr. Templeton was granted options to purchase 2,486 shares of our common stock at an exercise price of $0.91 per option. The options are fully vested. On June 30, 2014, the Enerpulse Board approved a repricing of the above merger adjusted option grants from a $0.91 exercise price to $0.75.

(17)	Under the Enerpulse, Inc. incentive plan (as adjusted for the completion of the Merger), in 2007, Mr. Templeton was granted options to purchase 4,972 shares of our common stock at an exercise price of $0.91 per option. The options are fully vested. On June 30, 2014, the Enerpulse Board approved a repricing of the above merger adjusted option grants from a $0.91 exercise price to $0.75.

Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide retirement or similar benefits for our directors or executive officers.

Potential Payments Upon Termination or Change-in-Control

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

Pursuant to Enerpulse, Inc 2011 Non-Qualified Deferred Compensation Plan, upon a change of control, Enerpulse is required to pay Louis S. Camilli $42,308 in deferred compensation from the fiscal years 2010 and 2011.

Other than as described above, there are no other agreements, plans or arrangements between Enerpulse and any of our other named executive officers that provide for any such payments or benefits to such named executive officer upon a termination of employment or change of control of Enerpulse, Inc.

Directors Compensation Table

The following table sets forth compensation of our director who was not our named executive officers for the fiscal year ended December 31, 2014.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)		Non-Equity Incentive Plan Compensation ($) (e)	Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Tim Ford	0.00	0.00	53,329	(1)	0.00	0.00	0.00	53,329

(1)	Under the Equity Incentive Plan, on August 6, 2014, Mr Ford was granted options to purchase to purchase 49,852 shares of Enerpulse common stock at an exercise price of $0.50 per option. The options have a ten-year term and vest ratably over three years beginning with the first anniversary of the grant. On June 30, 2014, the Enerpulse Board approved a repricing of 13,234 October 15, 2013 option grants from a $3.00 exercise price to $0.75, with immediate vesting. In addition, the Board re-priced a total of 14,916 previous option grants to Mr Ford from $0.91 exercise price to $0.75 with immediate vesting.

(2)	The amount of the option award is consistent with the estimate of aggregate compensation cost to be recognized over the service period determined as of the grant date under FASB ASC Topic 718, excluding the effect of estimated forfeitures. Amounts also include the incremental fair value recognized for any modifications in July 2012 to the exercise price of previously granted stock options. Refer to Note 12 in Enerpulse’s audited financial statements for the disclosure of all assumptions utilized in the determination of grant date fair value.

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

The proposed Plan permits us to grant a variety of forms of awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and dividend equivalent rights, to allow us to adapt our incentive compensation program to meet our needs. The number of shares of our common stock that may be issued under the Plan to employees, directors and/or consultants in such awards is 1,500,000 shares. Our Board of Directors currently serves as the administrator of the Plan. As of December 31, 2014, stock options to purchase an aggregate of 1,091,124 shares of our common stock (which options were granted in substitution of options terminated by Enerpulse, Inc. immediately prior to the Merger) have been granted under the plan.

item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership Information

The following table sets forth information known to us regarding the beneficial ownership of common stock as of March 17, 2015 by: (i) each person known to the Company to beneficially own more than 5% of its outstanding shares of common stock at such date; (ii) each of the Company’s Directors at such date; (iii) the Company’s “Named Executive Officers”; and (iv) all Directors and executive officers as a group at such date.

Under the terms of certain convertible notes and warrants the Company has issued, a holder of such convertible securities may not convert or exercise the securities to the extent such conversion or exercise would cause such holder, together with its affiliates, to beneficially own a number of shares of common stock which would exceed 9.99% of our then outstanding shares of common stock following such conversion or exercise, excluding for purposes of such determination shares of common stock issuable upon conversion of any such convertible securities which have not been converted or exercised. The number of shares beneficially owned and the percentage beneficially owned reported in the table below reflect the effect of such 9.99% blocker.

Beneficial Owner Name and Address	Number of Shares(1) Beneficially Owned(2)	Percentage of Shares Beneficially Owned
Beneficial Owners:

Freepoint Commerce Marketing LLC(3)	873,775	5.9%
Ahava Investment Capital(4)	781,250	5.2%
AIGH Investment Entities(5)	1,438,000	9.9%
Roth Capital Partners LLC(6)	1,451,500	9.9%
Globis Entities(7)	1,440,000	9.9%
The Hewlett Fund(8)	917,500	6.0%
Jayvee Entities(9)	1,590,700	9.9%
SAIL Entities(10)	5,235,381	34.0%
Teymuraz Tkebuchava(11)	1,500,000	9.4%
Directors:

F. Henry Habicht II(12)	5,235,381	34.0%
Timothy L. Ford(13)	65,650	* %
Named Executive Officers:

Joseph E. Gonnella(14)	470,935	3.2%
Louis S. Camilli(15)	977,540	6.5%
Bryan C. Templeton(16)	126,398	* %
All Current Directors and Executive Officers as a Group (5 persons)	6,875,904	45.1%

*	less than 1%

(1)	To our knowledge, unless otherwise indicated in the footnotes to this table, we believe that each of the persons named in the table has sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable (or other beneficial ownership shared with a spouse) and the information contained in this table and these notes.

Beneficial ownership has been determined in accordance with SEC rules, which generally attribute beneficial ownership of securities to each person who possesses, either solely or shared with others, the power to vote or dispose of those securities. These rules also treat as beneficially owned all shares that a person would receive upon exercise of stock options or warrants held by that person that are immediately exercisable or exercisable within 60 days of the determination date, which is December 31, 2014 for this purpose. Such shares are deemed to be outstanding for the purpose of computing the number of shares beneficially owned and the percentage ownership of the person holding such options or warrants, but these shares are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	The percentage of the Company beneficially owned is based on 14,532,380 shares of Company common stock issued and outstanding on March 17, 2015.

(3)	Includes 87,500 shares of our common stock underlying a warrant that is exercisable within 60 days of December 31, 2014.

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

(4)	Includes 468,750 shares of our common stock underlying a warrant.

Ahava Investment GP LLC is the general partner of Ahava Investment Capital LP. Menachem Kranz is the sole managing member of Ahava Investment GP LLC. In his capacity as the managing member of the general partner of Ahava Investement Capital LP, Mr. Kranz has sole voting and dispositive power in respect of our securities owned by Ahava Investment Capital LP.

The business address of each of Ahava Investment Capital LP, Ahava Investment GP LLC and Mr. Kranz is 5550 Glades Road, Suite 500, Boca Raton, FL 33431.

(5)	For purposes of disclosure herein, the “AIGH Investment Entities” consist of AIGH Investment Partners LP (“AIGH Investment LP”) and AIGH Investment Partners LLC (“AIGH Investment LLC”).

The convertible notes and warrants held by the AIGH Investment Entities are subject to a 9.99% blocker. Without giving effect to the 9.99% blocker, the AIGH Investment Entities would be the beneficial owner of 3,950,000 shares of our common stock underlying convertible notes and 1,975,000 shares of our common stock underlying warrants. Orin Hirschman is the general partner of AIGH Investment LP and has voting and dispositive power over shares held by AIGH Investment LP. Mr. Hirschman is also the President of AIGH Investment LLC and has voting and dispositive power over shares held by AIGH Investment LLC. The business address of each of the AIGH Investment Entities and Mr. Hirchman is 6006 Berkeley Avenue, Baltimore, MD 21209.

(6)	BTG Investments LLC is a wholly-owned subsidiary of Roth Capital Partners, LLC. The convertible note and warrant held by BTG Investments LLC and a warrant held by Roth Capital Partners, LLC is each subject to a 9.99% blocker. Without giving effect to the 9.99% blocker, Roth Capital Partners, LLC would be the beneficial owner of 1,200,000 shares of our common stock underlying a convertible note and 1,650,000 shares of our common stock underlying warrants. Messrs. Byron Roth and Gordon Roth have shared voting and dispositive power over these shares. The business address of each of Roth Capital Partners, LLC, BTG Investments LLC and Messrs. Byron Roth and Gordon Roth is 888 San Clemente Drive, 4th Fl., Newport Beach, CA 92660.

(7)	For purposes of disclosure herein, the “Globis Entities” consist of Globis Capital Partners LP (“Globis Capital”), Globis Overseas Fund Ltd. (“Globis Overseas”) and Globis Asia, LLC (“Globis Asia”).

The convertible notes and warrants held by Globis Capital and Globis Overseas are subject to a 9.99% blocker. Without giving effect to the 9.99% blocker, the Globis Entities would be the beneficial owner of 750,000 shares of our common stock underlying convertible notes and 187,500 shares of our common stock underlying warrants. Paul Packer is (i) the managing member of Globis Capital Advisors LLC, which is the general partner of Globis Capital; (ii) the managing member of Globis Capital LLC, which is the general partner of Globis Capital Management LP, which is the investment manager for Globis Overseas; and (ii) the managing member of Globis Asia. Thus Mr. Packer has voting and dispositive power over the shares held by each of Globis Capital, Globis Overseas and Globis Asia.

The business address of each of the Globis Entities, Globis Capital Advisors LLC, Globis Capital LLC, Globis Capital Management LP and Mr. Packer is 805 3rd Avenue, 15th Floor, New York, NY 10022.

(8)	Includes 500,000 shares of our common stock underlying a convertible note and 250,000 shares of our common stock underlying a warrant. Martin Chopp has voting and dispositive power over these shares. The business address of The Hewlett Fund is 100 Merrick Road, Suite 400W, Rockville Centre, NY 11570.

(9)	For purposes of disclosure herein, the “Jayvee Entities” consist of Jayvee and Co. C/O YVRF2001002 (“Jayvee 2001”) and Jayvee and Co. C/O YVRF6001002 (“Jayvee 6001”).

The convertible notes and warrants held by the Jayvee Entities are subject to a 9.99% blocker. Without giving effect to the 9.99% blocker, the Jayvee Entities would be the beneficial owner of 3,000,000 shares of our common stock underlying convertible notes and 1,500,000 shares of our common stock underlying warrants. Messrs. Matthew Wood, John Thiessen and Jeff McCord are the directors of Vertex One Asset Management Inc., which is the portfolio advisor for each of the Jayvee Entities and have shared voting and dispositive power in respect of our common stock owned by the Jayvee Entities.

The business address of each of the Jayvee Entities, Vertex One Asset Management, Inc., and Messrs. Matthew Wood, John Thiessen and Jeff McCord is #1920-1177 W. Hastings St., Vancouver, BC V6E 2K3.

(10)	Includes 1,599,571 shares of our common stock underlying warrants.

For purposes of disclosure herein, the “SAIL Entities” consist of SAIL Exit Partners, LLC (“SAIL Exit Partners”) and SAIL Co-Investment Partners Cayman, LP (“SAIL Co-Investment Partners Cayman”).

SAIL Exit Partners is a limited liability company, investing in early stage technology companies. The principal business of SAIL Venture Partners II, LLC, is to act as a general partner of SAIL Venture Partners II, LP and a manager of SAIL Exit Partners. SAIL Venture Partners II, LLC, as manager of SAIL Exit Partners, may be deemed to beneficially own the securities owned by SAIL Exit Partners insofar as it has the power to direct the voting and disposition of such securities. The manager of SAIL Venture Partners II, LLC, is SAIL Venture Management, LLC. The principal business of SAIL Venture Management, LLC is to act as the manager of SAIL Venture Partners II, LLC. SAIL Venture Management, as manager of SAIL Venture Partners II, LLC, may be deemed to beneficially own the securities owned by SAIL Exit Partners insofar as it has the power to direct the voting and disposition of such securities. The managing members of SAIL Venture Management are Walter L. Schindler and F. Henry Habicht II (the “SAIL Exit Managing Members”). A unanimous vote of the SAIL Exit Managing Members is required to vote or dispose of the Company's securities held by SAIL Exit Partners.

SAIL Co-Investment Partners Cayman is a limited partnership, investing in early stage technology companies,. The principal business of SAIL Holdings II, LLC is to act as general partner of SAIL Co-Investment Partners Cayman. SAIL Holdings II, LLC, as general partner of SAIL Co-Investment Partners Cayman, may be deemed to beneficially own the securities owned by SAIL Co-Investment Partners Cayman insofar as it has the power to direct the voting and disposition of such securities. SAIL Capital Management, LLC and SAIL Cayman Adolfo Management, LLC are co-managers of SAIL Holdings II, LLC. The principal business of SAIL Capital Management and SAIL Cayman Adolfo Management is to act as manager of SAIL Holdings II, LLC. SAIL Capital Management, LLC and SAIL Cayman Adolfo Management, LLC, as co-managers of SAIL Holdings II, LLC, may be deemed to beneficially own the securities owned by SAIL Holdings II, LLC insofar as they have the power to direct the voting and disposition of such securities. The managing members of SAIL Capital Management are Walter L. Schindler and F. Henry Habicht II (the “SAIL Holdings II Managing Members”). A unanimous vote of the SAIL Holdings II Managing Members is required to vote or dispose of the Company's securities held by SAIL Co-Investment Partners Cayman.

The principal business address of each of the SAIL Entities, SAIL Venture Partners II, LLC, SAIL Venture Partners II, LP, SAIL Venture Management, LLC, the SAIL Exit Managing Members, SAIL Holdings II, LLC, SAIL Capital Management, LLC, SAIL Cayman Adolfo Management, LLC and the SAIL Holdings II Managing Members is 3161 Michelson Drive, Suite 750, Irvine, CA 92612.

(11)	Includes 1,000,000 shares of our common stock underlying a convertible note and 500,000 shares of our common stock underlying a warrant. The business address for Mr. Tzkebuchava is 110 Stuart Street, Boston MA 02116.

(12)	Mr. Habicht, by reason of being a managing member of SAIL Venture Management and SAIL Capital Management, may be deemed to beneficially own 5,235,381 shares of our Common Stock, which includes 1,159,571 shares of our common stock underlying warrants as described in Footnote (11) above.

(13)	Includes 28,150 shares of our common stock underlying vested options, 25,000 shares of our common stock underlying a convertible note and 12,500 shares of our common stock underlying a warrant. The business address for Mr. Ford is 2451 Alamo Ave SE, Albuquerque, NM 87106.

(14)	Includes 180,310 shares of our common stock underlying vested options, 193,750 shares of our common stock underlying a convertible note and 96,875 shares of our common stock underlying a warrant. The business address for Mr. Gonnella is 2451 Alamo Ave SE, Albuquerque, NM 87106.

(15)	Includes 450,436 common Shares and 211,567 shares of our common stock underlying vested options, 200,000 shares of our common stock underlying a convertible note and 115,337 shares of our common stock underlying warrants. The business address for Mr. Camilli is 2451 Alamo Ave SE, Albuquerque, NM 87106.

(16)	Includes 51,398 shares of our common stock underlying vested options, 50,000 shares of our common stock underlying a convertible note and 25,000 shares of our common stock underlying a warrant. The business address for Mr. Templeton is 2451 Alamo Ave SE, Albuquerque, NM 87106.

Equity Compensation Plan Information

The following table summarizes the number of outstanding options granted to employees, directors and consultants, as well as the number of securities remaining available for future issuance our equity compensation plans as of December 31, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column) (1)
Equity Compensation plans approved by security holders	1,091,124	$0.63	408,876
Equity Compensation plans not approved by security holders	-	-	-
Total	1,091,124	$0.63	408,876

item 13. Certain Relationships and Related Transactions and Director Independence

Cancellation of Shares

On September 4, 2013, immediately prior to the Merger, Matthew C. Lipton, one of our former officers and former shareholders, surrendered 9,500,000 shares of our common stock for cancellation.

Issuance of Shares in Merger to Affiliates and Related Parties

As a result of his ownership of 4,529,763 shares of Enerpulse immediately prior to the closing of the Merger, Louis S. Camilli became entitled to receive an aggregate of 450,436 shares of the Company’s common stock upon the closing of the Merger.

Upon consummation of the Merger the following affiliates and related parties received shares of the Company’s common stock:

•	the SAIL Entities received an aggregate of 4,254,876 shares as consideration for 42,788,726 shares of common stock of Enerpulse;

•	Altira Technology Fund IV LP received an aggregate of 1,171,475 shares as consideration for 11,780,823 shares of common stock of Enerpulse; and

•	Boeckmann Family Revocable Trust received an aggregate of 450,584 shares as consideration for 4,531,250 shares of common stock of Enerpulse.

Camilli Note

On May 1, 2012, the Company loaned $198,822 to Louis S. Camilli. Interest on the note accrues at the Applicable Federal Rate index, adjusted quarterly, beginning on the date of issuance of the note. The note is payable in full on May 1, 2018. Mr. Camilli may prepay all or any part of the note at any time without penalty. The Company has the right to accelerate the outstanding principal and accrued and unpaid interest on the note if Mr. Camilli defaults on making any payment due under the note. Currently the outstanding principal and accrued and unpaid interest on the note is $204,100. To date, Mr. Camilli has not made any payments under the note.

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

The Series A, Series B, Series C and Series D warrants were issued by Enerpulse, Inc. on January 20, 2004, February 26, 2010, May 24, 2011, October 31, 2012 and March 31, 2013, respectively, in connection with the sale of various series of preferred stock of Enerpulse. We issued new warrants in exchange for these outstanding warrants following the Merger exercisable for shares of our common stock at the following exercise prices:

•	$5.63 for the Series A warrants;

•	$2.01 for the Series B warrants;

•	$2.74 for the Series C warrants; and

•	$2.66 for the Series D warrants.

The Series A, B and C warrants do not have an expiration date. The Series D warrants have an expiration date of December 31, 2017 and provide for automatic exercise on their expiration date.

The Series A warrants may be exercised on a cashless basis at any time at the option of the warrant holder. The Series B, C and D warrants may be exercised on a cashless basis if the fair market value of one share of common stock on the calculation date is greater than the exercise price of the warrant. Fair market value for one share of common stock shall be equal to the average of the closing bid and asked prices of the common stock quoted on the OTCQB for the five trading days prior to the calculation date.

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

The number of shares of our common stock that may be issued under the Plan to employees, directors and/or consultants in such awards is 1,500,000 shares. As of December 31, 2014, stock options to purchase an aggregate of 1,091,124 shares of our common stock have been granted under the Plan.

Freepoint Marketing Agreement

On August 16, 2013 Enerpulse, Inc. entered into a marketing agreement with Freepoint granting Freepoint the exclusive right to market and sell its n-PAC® plugs designed for stationary natural gas fueled IC engines in North America. The agreement was updated effective January 2014 to provide Freepoint Exclusivity for two years after Enerpulse provided Marketable Product. In addition, Enerpulse will provide back office support for one year. The agreement may be terminated by either party after two years by providing 180 days prior written notice from the January 2014 agreement date.

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

Freepoint Bridge Financing

On March 27, 2014, Freepoint extended $100,000 in financing to us in exchange for a note and received a warrant to purchase 16,667 shares of common stock at an initial exercise price of $3.00 per share. The note accrued interest at an annual rate equal to 12% per annum, due upon repayment. The financing and associated interest was repaid by May 29, 2014 with proceeds from the Offering.

The warrant issued to Freepoint in connection with the financing was cancelled and we issued a new warrant effective May 5, 2014. The new warrant is exercisable for 100,000 shares of our common stock at an exercise price of $1.00 per share. The warrant may also be exercised on a cashless basis if the fair market value of one share of common stock on the calculation date is greater than the exercise price of the warrant.

Roth Capital Partners Transactions

On November 3, 2014, we entered into an engagement letter with Roth Capital Partners, LLC (“Roth”) whereby Roth agreed to serve as our placement agent in connection with a potential capital raise from accredited investors of approximately $4.0 million of our equity or equity-linked securities.

On February 20, 2015, we closed a private placement in which Roth acted as placement agent on a sale of senior secured convertible notes with an aggregate principle amount of $3,050,000 in which notes accrued interest at 6% per annum interest rate and maturity in 36 months. As part of the private placement, we also issued warrants exercisable for up to 7,625,000 common shares at an exercise price of $0.20 per share. BTG Investments LLC, a wholly-owned subsidiary of Roth, purchased a senior secured convertible note and a warrant exercisable for 600,000 shares of our common stock in the private placement for a purchase price of $240,000.

In its capacity as placement agent, we paid Roth and/or its designees a commission equal to $210,000 consisting of (i) $50,000 in cash, (ii) 800,000 shares of our common stock and (iii) warrants exercisable for up to 1,050,000 common shares at an exercise price of $0.20 per share.

5% Holders Participation in Private Placement

In connection with February 20, 2015 private placement, AIGH Investment Entities purchased convertible notes for $790,000 that are convertible into an aggregate of 3,950,000 shares of our common stock and warrants exercisable for an aggregate of 1,975,000 shares of our common stock. Globis Entities purchased convertible notes for $125,000 that convert into an aggregate of 625,000 shares of our common stock and warrants exercisable for an aggregate of 312,500 shares of our common stock.

Director Independence

During the year ended December 31, 2014, we had one independent director, Timothy L. Ford on our board. We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., the NASDAQ National Market, and the Securities and Exchange Commission.

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

Item 14. Principal Accounting Fees and Services

Principal Accounting Fees and Services

The following table presents the aggregate fees billed or expected to be billed for professional services by GHP Horwath, P.C. during the last two fiscal years:

	2014	2013
Audit fees (1)	$115,126	$140,945
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$115,126	$140,945

(1)	Audit fees consist of the aggregate fees billed and expected to be billed for professional services rendered for the audits of the Company’s annual financial statements and reviews of its financial statements through December 31, 2014 and 2013 (including out of pocket costs) and also includes fees billed for consents, and assistance with and review of documents filed with the SEC.

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

Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are included as part of this Annual Report on Form 10-K.

(a)(1)	The Consolidated Financial Statements and related Notes filed as part of this Report are listed and indexed on Page 32.

(2)	All schedules are omitted because they are inapplicable, not required or the information is included in the Consolidated Financial Statements or the related Notes.

(3)	See list in paragraph (b) below. Each management contract or compensatory plan or arrangement required to be identified by this item is so designated in such list.

(b) Exhibits

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger dated September 4, 2013 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 10, 2013)

3.1	Articles of Incorporation (incorporated by reference to the Registrant’s Registration Statement on Form 10-12G filed on October 27, 2010)

3.2	Certificate of Correction to Articles of Incorporation (incorporated by reference to the Registrant’s Registration Statement on Form 10-12G filed on October 27, 2010)

3.3	Amendment to Articles of Incorporation (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q/A filed on August 21, 2013 for the fiscal quarter ended June 30, 2013)

3.4	Amended to Articles of Incorporation (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 4, 2013)

3.5	Amended and Restated Bylaws (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 10, 2013)

4.1	Form of Enerpulse, Inc. Series A Warrants (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 10, 2013)

4.2	Form of Enerpulse, Inc. Series B Warrants (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 10, 2013)

4.3	Form of Enerpulse, Inc. Series C Warrants (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 10, 2013)

4.4	Form of Enerpulse, Inc. Series D Warrants (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 10, 2013)

4.5	Warrant dated December 16, 2011 issued by Enerpulse, Inc. to Louis S. Camilli (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 10, 2013)

4.6	Warrant dated August 16, 2013 issued by Enerpulse, Inc. to Freepoint Commerce Marketing LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 10, 2013)

4.7	Warrant dated December 14, 2011 issued by Enerpulse, Inc. to Silicon Valley Bank (incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on September 20, 2013)

4.8	Amended and Restated Warrant originally issued September 10, 2013 by Enerpulse, Inc. to Roth Capital Partners, LLC (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A filed on February 3, 2014)

4.9	Form of Bridge Warrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 13, 2014)

4.10	Warrant Agency Agreement dated May 16, 2014 between Enerpulse Technologies, Inc. and Securities Transfer Corporation (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 16, 2014)

4.11	Replacement Warrant dated May 14, 2014 issued by Enerpulse Technologies, Inc. to Freepoint Commerce Marketing, LLC (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on August 15, 2014 for the fiscal quarter ended June 30, 2014)

4.12	Promissory Note dated August 25, 2014 issued to Gordian Group, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 29, 2014)

4.13	Promissory Note dated May 1, 2012 issued by Louis S. Camilli to Enerpulse, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 10, 2013)

4.14	Unsecured Note dated September 5, 2013 issued by Enerpulse, Inc. to LVM, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 10, 2013)

10.1	Amended and Restated Marketing Agreement effective February 12, 2014 by and between Freepoint Commerce Marketing LLC and Enerpulse, Inc. (incorporated by reference to the Registrant’s Annual Current Report on Form 10-K filed on March 13, 2014 for the fiscal year ended December 31, 2013)

10.2	Letter dated April 27, 2012 from Valor Motor Company (formerly Vision Motor Company) to Enerpulse, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 10, 2013)

10.3	Executive Employment Agreement between Enerpulse, Inc. and Louis S. Camilli (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 10, 2013)

10.4	Stock Buyout Agreement effective January 20, 2004 by and between Enerpulse, Inc. and Louis S. Camilli (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 10, 2013)

10.5	Enerpulse Technologies, Inc. 2013 Equity Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 10, 2013)

10.6	Form of Restricted Stock Award Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 10, 2013)

10.7	Enerpulse, Inc. 2011 Non-Qualified Deferred Compensation Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 10, 2013)

10.8	Trust Agreement dated as of December 20, 2011 by and between Enerpulse, Inc. and The First National Bank of Santa Fe, as trustee (incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on October 18, 2013)

10.9	Form of Indemnification Agreement for Directors of Enerpulse Technologies, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 10, 2013)

10.10	Indemnity Letter Agreement, dated as of September 4, 2013, between Enerpulse Technologies, Inc. and Matthew C. Lipton (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 10, 2013)

10.11	Commercial Lease Agreement dated March 1, 2014 by and between New Mexico Fluid Systems Tech, LLC, as landlord, and Enerpulse, Inc., as tenant.*

10.12	Agreement dated September 5, 2013 by and among LVM, LLC, D. Wood Holdings, LLC, Spark Assembly, LLC and Enerpulse, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 10, 2013)

10.13	Settlement Agreement and Mutual Release dated as of October 10, 2013 by and among Enerpulse, Inc., Federal-Mogul Corporation and Federal-Mogul Worldwide Inc. (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 19, 2013)

10.14	Note Purchase Agreement dated as of March 3, 2014 between Enerpulse Technologies, Inc. and the purchasers party thereto (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 13, 2014)

10.15	Settlement Agreement dated August 25, 2014 by and between Enerpulse Technologies, Inc. and Gordian Group, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 29, 2014)

10.16	Distributions Agreement date October 1, 2014 between Green Bridge LLC and Enerpulse, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 7, 2014)

10.17	Distribution Agreement date October 1, 2014 between Imega International Group Srl and Enerpulse, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 7, 2014)

14	Code of Ethics (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 24, 2013)

21	List of Subsidiaries - Enerpulse, Inc, a Delaware corporation

23.1	Consent of GHP Horwath, P.C.*

24.1	Power of Attorney (included on the Signature page of this Annual Report)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350)* (1)

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350)* (1)

101	Interactive Data File*

* Filed Herewith

(1)	Furnished in accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 31, 2015	Enerpulse Technologies, Inc.

By: /s/ Joseph E. Gonnella
Name: Joseph E. Gonnella
Title: Chief Executive Officer
(Principal Executive Officer)

By: /s/ Bryan C. Templeton
Name: Bryan C. Templeton
Title: Chief Financial Officer
(Principal Financial Officer)

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Joseph E. Gonnella as his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Enerpulse Technologies, Inc.

Dated : March 31, 2015	By: /s/ Joseph E. Gonnella
Name: Joseph E. Gonnella
Title: Chief Executive Officer and Director
(Principal Executive Officer)

Dated : March 31, 2015	By: /s/ Bryan C. Templeton
Name: Bryan C. Templeton
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Dated : March 31, 2015	By: /s/ F. Henry Habicht II
Name: F. Henry Habicht IIt
Title: Director

Dated : March 31, 2015	By: /s/ Timothy L. Ford
Name: Timothy L. Ford
Title: Director

