Form 10-Q
period 2015-03-31
Enerpulse Technologies, Inc.
filed 2015-05-19
CIK 1495899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Total shares of common stock as of the close of business on May 15, 2015: 15,022,381.

ENERPULSE TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED march 31, 2015

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENERPULSE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,338,482	$17,077
Accounts receivable, net	89,613	73,572
Inventory	311,270	337,297
Other current assets	6,250	22,981
Total current assets	2,745,615	450,927
Intangible assets, net of accumulated amortization of $136,748 (2015) and $128,444 (2014)	498,928	483,982
Property and equipment, net	154,050	173,963
Other assets	21,699	118,557
Total assets	$3,420,292	$1,227,429

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$455,489	$554,747
Accrued expenses	175,245	135,968
Current portion of capital lease obligations	24,737	24,737
Total current liabilities	655,471	715,452
Long-Term Liabilities
Capital lease obligations, net of current portion	14,844	20,778
Notes payable, net of offering costs and discounts	1,289,799	248,225
Warrants liability	952,176	817,250
	2,256,819	1,086,253
Total liabilities	2,912,290	1,801,705

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock, 10,000,000 shares authorized; no shares issued and outstanding; $0.001 par value	-	-
Common stock, 100,000,000 shares authorized; 14,532,381 and 13,732,381 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively; $0.001 par value	14,533	13,733
Additional paid-in capital	27,741,913	26,812,046
Note receivable, related party	(204,610)	(204,100)
Accumulated deficit	(27,043,834)	(27,195,955)
Total stockholders' equity (deficit)	508,002	(574,276)
Total liabilities and stockholders' equity (deficit)	$3,420,292	$1,227,429

See notes to accompanying unaudited consolidated financial statements.

ENERPULSE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

Sales	$109,958	$97,164
Cost of sales	57,307	90,844
Gross profit	52,651	6,320
Selling, general and administrative expenses	625,264	698,476
Loss from operations	(572,613)	(692,156)
Other income (expense), net
Fair value adjustments of derivative liabilities	762,630	-
Other expense, net	(37,896)	(10,110)
Other income (expense), net	724,734	(10,110)
Net income (loss)	$152,121	$(702,266)

Net income (loss) per common share (basic and diluted)	$0.01	$(0.08)
Net income (loss) per puttable common share (basic and diluted)	$-	$(0.08)

Weighted average number of shares outstanding (basic and diluted) - common	13,830,158	8,732,381
Weighted average number of shares outstanding (basic and diluted) - puttable common	-	131,287

See notes to accompanying unaudited consolidated financial statements.

ENERPULSE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common stock		Additional	Note receivable,	Accumulated
	Shares	Amount	paid-in capital	related party	deficit	Total

Balances, December 31, 2014	13,732,381	$13,733	$26,812,046	$(204,100)	$(27,195,955)	$(574,276)
Issuance of common stock in exchange for debt offering costs	800,000	800	159,200	-	-	160,000
Beneficial conversion feature with issuance of senior secured convertible notes	-	-	752,140	-	-	752,140
Accrued interest receivable	-	-	-	(510)	-	(510)
Stock-based compensation expense	-	-	18,527	-	-	18,527
Net income	-	-	-	-	152,121	152,121
Balances, March 31, 2015	14,532,381	$14,533	$27,741,913	$(204,610)	$(27,043,834)	$508,002

See notes to accompanying unaudited consolidated financial statements.

ENERPULSE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

Cash Flows From Operating Activities
Net income (loss)	$152,121	$(702,266)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	18,527	37,050
Amortization	8,304	7,196
Depreciation	13,803	12,446
Amortization of debt discount	63,438	7,908
Fair value adjustments of derivative liabilities	(762,630)	-
Interest on note receivable, related party	(510)	(505)
Provision for doubtful accounts	5,093	1,305
Provision for obsolete inventory	15,500	-
Loss on disposal of equipment	8,000	-
Changes in operating assets and liabilities:
Accounts receivable	(21,134)	8,832
Inventory	10,527	(21,525)
Accounts payable	9,485	363,403
Accrued expenses	39,277	(65,009)
Other	4,846	3,085
Net cash used in operating activities	(435,353)	(348,080)

Cash Flows From Investing Activities
Purchase of property and equipment	(1,890)	(7,561)
Purchase of intangible assets	(23,250)	(12,127)
Net cash used in investing activities	(25,140)	(19,688)

Cash Flows From Financing Activities
Payments on deferred equity offering costs	-	(7,938)
Proceeds from notes payable, net of offering costs	2,837,832	230,000
Payments on capital lease and notes payable	(55,934)	(1,734)
Net cash provided by financing activities	2,781,898	220,328
Net increase (decrease) in cash and cash equivalents	2,321,405	(147,440)
Cash and cash equivalents at beginning of period	17,077	281,607
Cash and cash equivalents at end of period	$2,338,482	$134,167

Supplement cash flow information:
Cash paid for interest	$1,333	$2,680

Noncash investing and financing activities:
Warrants issued related to debt offering costs	$137,655	$-
Common stock issued related to debt offering costs	$160,000	$-
Deferred equity offering costs accrued	$-	$181,568

See notes to accompanying unaudited consolidated financial statements.

ENERPULSE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

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

Basis of Presentation

The interim consolidated financial statements have been prepared by management without audit. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2014, included in the Company’s Annual Report on Form 10-K filed with the SEC. All intercompany balances and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

In the opinion of the management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of the interim date, and the results of operations, changes in stockholders’ equity (deficit), and cash flows, for the interim periods presented, have been made. The interim results are not necessarily indicative of the operating results for the full year or future periods.

Management’s Plans

The accompanying interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a loss from operations of approximately $573,000 for the three months ended March 31, 2015 and the Company anticipates a loss from operations for the remainder of 2015. The Company also used net cash in operations of approximately $435,000 for the three months ended March 31, 2015 and has working capital of approximately $2,090,000 at March 31, 2015. As a result of the Company’s history of losses from operations, cash flows used in operations and limited liquidity, the Company’s independent registered public accounting firm’s report on the Company’s consolidated financial statements as of and for the year ended December 31, 2014 includes an explanatory paragraph stating that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The interim consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management’s plans are to secure additional funding to cover working capital needs until positive cash flow from operations occurs, which is anticipated to commence in late 2015. The Company has a history of securing funding from various venture capital firms (approximately $22 million) since 2004. In addition, the Company filed with the SEC, a Registration Statement on Form S-1 (the “Offering”), which was declared effective by the SEC on May 13, 2014 for the public offering of 5,000,000 shares of common stock and 5,000,000 warrants to purchase up to an aggregate of 7,500,000 shares of common stock. On May 16, 2014, the Company announced the pricing of the Offering, and on May 21, 2014, the Company closed the Offering for 5,000,000 shares of its common stock and 5,000,000 warrants at an offering price of $0.75 per share and $0.05 per warrant, resulting in gross proceeds of $4.0 million. During March 2014, the Company also received $230,000 in financing in exchange for promissory notes with warrants, which funded the Company prior to the closing of the Offering. In addition, on November 3, 2014, the Company entered into an engagement letter with the Company’s placement agent in connection with a capital raise from accredited investors of approximately $3.0 million of the Company’s equity or equity-linked securities. On February 20, 2015, the Company closed on approximately $3,049,000 in thirty-six month convertible notes at a 6% interest rate and 50% warrant coverage. Warrants were issued for 7,621,875 common shares at an exercise price of $0.20 per share. The notes are convertible into 15,243,750 shares of the Company’s common stock.

ENERPULSE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

(Unaudited)

Note 2 - Summary of Significant Accounting Policies

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable represent the amount billed to, but uncollected from customers. Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by identifying past due accounts. Accounts receivable are written off when deemed uncollectible. A receivable is considered to be past due if any portion of the receivable balance is outstanding for more than 90 days past each respective customer’s terms. The allowance for doubtful accounts was approximately $8,000 and $6,900, as of March 31, 2015 and December 31, 2014, respectively. No interest is charged on late accounts. No material amounts were written off during the three months ended March 31, 2015 and 2014. For the three months ended March 31, 2015 and 2014, two and two customers accounted for 23% and 23% of sales, and two and one customer(s) individually accounted for more than 10% of sales, respectively. As of March 31, 2015 and December 31, 2014, two customers accounted for 73% of accounts receivable.

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

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions. Unobservable inputs require significant management judgment or estimation. In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy. In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement. Such determination requires significant management judgment. As of March 31, 2015 and December 31, 2014, cash and cash equivalents measured at fair value were classified as Level 1, and the warrants liability measured at fair value was classified as Level 2 and Level 3, as appropriate (see Note 7).

ENERPULSE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

(Unaudited)

Offering Costs

Offering costs consist principally of legal, accounting and underwriters’ fees incurred that are directly attributable to equity and debt offerings. Offering costs related to the equity offering were charged against the gross proceeds received upon the completion of the Offering. Offering costs attributable to debt offerings are amortized over the term of the related debt. At December 31, 2014, deferred offering costs of approximately $104,000 were included in other non-current assets.

Research and Development

Research and development costs are charged to operations when incurred and are included in selling and administrative expenses. The amounts charged for the three months ended March 31, 2015 and 2014 were approximately $96,000 and $78,000, respectively.

Net Income (Loss) Per Share

Net income (loss) per share is calculated using the two-class method per U.S. GAAP. Under the two-class method, the Company treats only the portion of the periodic adjustment to the puttable common stock’s carrying amount that reflects redemption in excess of fair value like a dividend. Basic and diluted net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the periods as follows:

	For the three months ended March 31,
	2015	2014
	Common	Common	Puttable
Weighted average shares of stock used in basic and diluted loss per share	13,830,158	8,732,381	131,287

Allocation of net income (loss)	$152,121	$(691,864)	$(10,402)

Basic and diluted net income (loss) per share	$0.01	$(0.08)	$(0.08)

The weighted average number of shares used to compute diluted net income per share excludes any potentially dilutive securities and assumed exercise of stock options and warrants as they were either out-of-the money or the effect would be antidilutive. Common stock equivalents of approximately 34.9 million and 2.4 million for the three months ended March 31, 2015 and 2014, respectively, were excluded from the calculation because of their antidilutive effect.

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

ENERPULSE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

(Unaudited)

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction of the carrying value of the associated debt liability. Under the existing guidance, debt issuance costs are required to be presented in the balance sheet as a deferred charge (i.e., an asset). The new standard is effective for periods beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The new standard should be applied retrospectively to all periods presented in the financial statements. The Company early adopted the standard during the three months ended March 31, 2015 and thus debt financing costs are presented as a deduction of the carrying value of our convertible note payable instead of presenting such costs as an asset in the consolidated balance sheets.

In January 2015, the FASB issued ASU 2015-01, “Income Statement – Extraordinary and Unusual Items.” ASU 2015-01, removes the concept of extraordinary items from U.S. GAAP. Under the existing guidance, an entity is required to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is unusual and occurs infrequently. This separate, net-of-tax presentation will no longer be allowed. The existing requirement to separately disclose events or transactions that are unusual or occur infrequently on a pre-tax basis within continuing operations in the income statement has been retained. The new guidance requires similar separate presentation of items that are both unusual and infrequent. The new standard is effective for periods beginning after December 15, 2015. Early adoption is permitted, but only as of the beginning of the fiscal year of adoption. Upon adoption, the Company will present transactions that are both unusual and infrequent, if any, on a pre-tax basis within continuing operations in the consolidated statement of operations.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern - Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern.” ASU 2014-15 provides new guidance related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards and to provide related footnote disclosures. This new guidance is effective for annual reporting periods ending after December 15, 2016, and for interim periods thereafter. Early adoption is permitted. The Company is currently assessing the impact that adopting this new accounting guidance may have on its consolidated financial statements and footnote disclosures.

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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The updated guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods; however, the FASB recently proposed a one year deferral of the effective date of the standard. Early adoption is not permitted. The Company is currently assessing the impact that adopting this new accounting guidance may have on its consolidated financial statements and footnote disclosures.

ENERPULSE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

(Unaudited)

Note 3 - Inventory, Net

Inventory is stated at the lower of average cost or market and consists of various ignition components, high voltage cables, spark plugs, and high voltage capacitors. The inventory cost method is first-in, first-out. Indirect overhead and indirect labor are allocated on a per unit basis during the work in progress and finished goods stage of production. The Company monitors inventory for turnover and obsolescence and records a reserve for excess and obsolete inventory as deemed necessary. As of March 31, 2015 and December 31, 2014, the Company had recorded a reserve of approximately $15,800 and $8,600, respectively.

Inventory, net consisted of the following:

	March 31,	December 31,
	2015	2014

Raw materials	$211,917	$219,449
Work in process	40,374	38,962
Finished goods	58,979	78,886

Total inventory, net	$311,270	$337,297

During the three months ended March 31, 2015 and 2014, the Company experienced below standard yields, which resulted in scrap of approximately $4,500 and $20,000, respectively.

Note 4 - Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31,	December 31,
	2015	2014

Vehicles	$22,679	$22,679
Software and equipment	796,739	802,849
Furniture and fixtures	23,071	23,071
Leasehold improvements	254,137	254,137
	1,096,626	1,102,736
Less accumulated depreciation	(942,576)	(928,773)

Total property and equipment, net	$154,050	$173,963

ENERPULSE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

(Unaudited)

Note 5 - Notes Payable

Notes payable consisted of the following:

	March 31,	December 31,
	2015	2014

LWM, LLC, with an annual interest rate equal to the Federal Funds Rate (as announced by the Federal Reserve Bank of New York) for the first day of the calendar year, 1.0% at January 1, 2015 and 2014; unsecured; due with interest on September 5, 2016	$166,271	$166,271

Senior secured convertible notes; payable with interest at 6.0% per annum; secured by all of the Company's assets: due with interest on February 20, 2018	3,048,750	-

Promissory note; payable without interest (interest imputed at 12.0% per annum); unsecured; due on August 25, 2016	50,000	100,000
	3,265,021	266,271
Discount	(1,477,511)	(18,046)
Offering costs	(497,711)	-

Long-term portion, net of discount and offering costs	$1,289,799	$248,225

On February 20, 2015, the Company issued approximately $3,049,000 in senior secured convertible notes with 50% warrant coverage (see Note 7). The notes convert into 15,243,750 shares of the Company’s common stock (see Note 6), are secured by all of the Company’s assets, and are due with interest on February 20, 2018. The convertible notes bear interest at the rate of 6% per annum compounded annually, are payable at maturity, and the principal and interest outstanding under the convertible notes are convertible into shares of our common stock at any time after issuance, at the option of the purchaser, at a conversion price equal to $0.20 per share, subject to adjustment upon the occurrence of certain events, including stock dividends, stock splits and the issuance of common stock equivalents at a price below the conversion price. Subject to the Company fulfilling certain conditions, including beneficial ownership limits, the convertible notes are subject to a mandatory conversion if the closing price of our common stock for any 30 consecutive days commencing after the issue date of the convertible notes equals or exceeds $0.60 per share. Unless waived in writing by the purchaser, no conversion of the convertible notes can be effected to the extent that as a result of such conversion the purchaser would beneficially own more than 9.99% in the aggregate of our issued and outstanding common stock immediately after giving effect to the issuance of common stock upon conversion. For so long as the Company has any obligation under the convertible notes, the Company has agreed to certain restrictions regarding, among other things, incurrence of additional debt, liens, amendments to charter documents, repurchase of stock, payment of cash dividends, affiliated transactions. The Company is also prohibited from entering into certain variable priced agreements until the convertible notes are repaid in full.

The Company determined that the embedded conversion feature did not meet the criteria for bifurcation because of the limited trading volume of the Company’s common stock relative to the number of shares to be converted. As a result, the shares to be issued in conversion are not readily convertible to cash. The Company determined that the discount upon conversion required recognition of a beneficial conversion feature. Accordingly, the Company recognized a beneficial conversion feature and debt discount of approximately $752,000 on the issuance date, February 20, 2015. The debt discount is being accreted to interest expense over the life of the convertible notes using the effective interest method. The beneficial conversion feature was measured at the effective conversion price of the debt, after considering the relative fair value assigned to the warrants issued with the debt.

ENERPULSE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

(Unaudited)

In conjunction with the February 20, 2015 debt offering, the Company paid its placement agent, and/or its designees a commission equal to $210,000 consisting of (i) $50,000 in cash, (ii) 800,000 shares of the Company’s common stock and (iii) warrants exercisable for up to 1,050,000 common shares at an exercise price of $0.20 per share.

The Company estimated the relative fair value of the common stock and warrants issued with the convertible notes to be approximately $890,000 combined (see Note 7), which is recognized as additional interest expense over the term of the outstanding related notes.

Total debt offering costs of approximately $509,000 included placement agent commissions, underwriters commissions, legal fees, consulting services, audit and accounting services, and filing service fees, and were netted against the gross proceeds received.

On August 25, 2014, the Company entered into a promissory note with the shareholders of the Company’s puttable common stock. As a result of the debt offering on February 20, 2015, the Company repaid $50,000 on the promissory note and agreed to pay the remaining $50,000 by the due date, August 25, 2016.

ENERPULSE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

(Unaudited)

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

The Company estimated the relative fair value of the warrants issued with the March 2014 notes to be $37,127 (see Note 7), which was recognized as additional interest expense over the term of the outstanding related notes.

Note 6 - Capital Stock

As disclosed in Note 5, the Company issued approximately $3,049,000 in 6% senior secured convertible notes with warrants. The notes convert into 15,243,750 shares of the Company’s common stock and the warrants are exercisable for up to 1,050,000 common shares at an exercise price of $0.20 per share. In addition, the Company paid its placement agent and/or its designees a commission, which included (i) 800,000 shares of the Company’s common stock and (ii) warrants exercisable for up to 1,050,000 common shares at an exercise price of $0.20 per share. The Company estimated the fair value of the common stock issued with the convertible notes to be $160,000 (see Note 7), which is recognized as debt offering costs.

Note 7 - Warrants

As disclosed in Note 5, on February 20, 2015, the Company issued approximately $3,049,000 in 6% senior secured convertible notes with warrants for 7,621,875 common shares at an exercise price of $0.20 per share and the Company paid its placement agent and/or its designees a commission, which included warrants exercisable for up to 1,050,000 common shares at an exercise price of $0.20 per share. The Company estimated the fair value of the warrants issued with the convertible notes to be approximately $890,000 (see Note 5), which is recognized as additional interest expense over the term of the outstanding related notes.

The February 20, 2015 warrant agreements contain anti-dilutive provisions that adjust the exercise price if the Company issues any common stock, securities convertible into common stock, or other securities (subject to certain exceptions) at a value below the exercise price of the warrants up to and including the February 20, 2015 debt offering. The warrants may also be exercised on a cashless basis if the fair market value of one share of common stock on the calculation date is greater than the exercise price of the warrant. Accordingly, the warrants have been classified as a derivative liability.

On January 15, 2015, the Company issued 75,000 warrants to a consultant to purchase common stock at an initial exercise price of $0.75 per share. The warrants vested immediately. The warrants expire in 5 years from the date of their issuance. The warrants may also be exercised on a cashless basis if the fair market value of one share of common stock on the calculation date is greater than the exercise price of the warrant, and include net cash settlement for fractional shares. As a result, the warrants are deemed to be subject to potential net cash settlement and must be classified as derivative liabilities. The Company estimated the relative fair value of the warrants to be approximately $7,300, which is recognized as warrant expense during the three months ended March 31, 2015.

The January/February 2015 warrants combined with prior year’s non-equity offering warrants are collectively referred to as the “Non-Equity Offering Warrants.”

The May 2014 Publicly Registered Warrants agreement contain anti-dilutive provisions that adjust the exercise price if the Company issues any common stock, securities convertible into common stock, or other securities (subject to certain exceptions) at a value below the then-existing exercise price of the May 2014 Publicly Registered Warrants. As a result of the February 20, 2015, 6% senior secured convertible notes transaction, the exercise price of the May 2014 Publicly Registered Warrants was reset to $0.20 per share.

ENERPULSE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

(Unaudited)

Accounting Standards Codification (“ASC”) 815 - Derivatives and Hedging provides guidance to determine what types of instruments, or embedded features in an instrument, are considered derivatives. This guidance can affect the accounting for convertible instruments that contain provisions to protect holders from a decline in the stock price, referred to as anti-dilution or down-round protection. Down-round provisions reduce the exercise price of a convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments, or issues new convertible instruments that have a lower exercise price. The Company has determined that the Non-Equity Offering, Resale, Compensation, and Publicly Registered Warrants, with their related down-round or net cash settlement provisions, should be treated as a derivative and thus classified as warrants liability in the accompanying March 31, 2015 (unaudited) and December 31, 2014 consolidated balance sheets. The Company is required to report derivatives at fair value and record the fluctuations in fair value in current operations.

The Company recognizes the warrants liability at their respective fair values at inception and on each reporting date. The Company utilized a binomial option pricing model (“BOPM”) to develop its assumptions for determining the fair value of the warrants. Changes in the fair value of the derivative instrument liabilities and key assumptions at the issue date and each reporting date are as follows:

	Non-Equity Offering	Resale	Compensation	Publicly Registered
	Warrants	Warrants	Warrants	Warrants	Total
Balance at December 31, 2014	$27,750	$19,800	$19,700	$750,000	$817,250
Orgination of derivative instrument	897,556	-	-	-	897,556
Adjustment resulting from change in value of underlying asset	(476,910)	(18,780)	(16,940)	(250,000)	(762,630)

Balance at March 31, 2015	$448,396	$1,020	$2,760	$500,000	$952,176

	Non-Equity
	Offering	Resale	Compensation
	Warrants	Warrants	Warrants
March 31, 2015:
Annual volatility	86.08% - 88.03%	86%	88%
Risk-free rate	0.56% - 1.37%	0.89%	1.37%
Dividend rate	-%	-%	-%
Contractual term	2.1 - 4.9	3.4	4.1
Closing price of common stock	$0.118	$0.118	$0.118
Conversion/exercise price	$.020 - 1.00	$2.66	$1.00
Origination:
Annual volatility	81.96% - 82.14%
Risk-free rate	1.22% - 1.61%
Dividend rate	-%
Contractual term	4.75 - 5.00
Closing price of common stock	$0.235 - 0.200
Conversion/exercise price	$0.20 - 0.75

The warrants liability associated with the Non-Equity Offering, Resale and Compensation warrants is considered a Level 3 liability on the fair value hierarchy as the determination of fair values includes various assumptions about future activities, stock price, and historical volatility inputs. The warrants liability associated with the Publicly Registered Warrants is considered Level 2 liability on the fair value hierarchy as the determination of fair values includes quoted warrants price, in a market that is not active. Significant unobservable inputs for the Level 3 warrants liability include (1) the estimated probability of the occurrence of a down round financing during the term over which the related warrants are exercisable, (2) the estimated magnitude of the down round and (3) the estimated magnitude of any net cash fractional share settlement. There were no transfers between Levels 1, 2, and 3 during the three months ended March 31, 2015 or 2014.

Note 8 - Stock-Based Compensation

Stock-based compensation cost is included in selling, general and administrative expense in the accompanying unaudited consolidated statements of operations and totaled approximately $18,500 and $37,100, for the three months ended March 31, 2015 and 2014, respectively.

During the three months ended March 31, 2015, the Company granted performance-based stock-based awards for 50,000 shares to a consultant (“optionholder”). As of March 31, 2015, the Company has concluded that a commitment for performance by the optionholder has been reached as there exist no sufficiently large disincentives for non-performance and the performance has not been completed. As such, the Company will continue to assess performance commitment and if no performance commitment has been reached by the time the optionholder completes its performance, the Company will ultimately measure the fair value of the equity instruments at the date the optionholder’s performance is complete, i.e., requirements of consulting services are delivered. The Company did not grant any stock-based awards during the three months ended March 31, 2014. At March 31, 2015, total unrecognized estimated compensation expense related to unvested stock-based awards granted prior to that date was approximately $173,000, which is expected to be recognized over a weighted-average period of 2.35 years.

Note 9 - Subsequent Event

On April 3, 2015, the Company issued 490,000 shares of its common stock for market advisory services.

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

When used in this Report, the words “anticipate,” “estimate,” “expect,” “may,” “plans,” “project,” and similar expressions are intended to be among the statements that identify forward-looking statements. Our results may differ significantly from the results discussed in the forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to our dependence on our ability to attract and retain skilled managers and other personnel; the intense competition within our industry; the uncertainty of our ability to manage and continue our growth and implement our business strategy; our vulnerability to general economic conditions; accuracy of accounting and other estimates; our future financial and operating results, cash needs and demand for services; and our ability to maintain and comply with permits and licenses; as well as other risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2014, and in our other filings with the Securities and Exchange Commission (“SEC”), and those identified in Part II, Item 1A entitled “Risk Factors” beginning on page 20 of this Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected. We undertake no obligation to update these forward-looking statements.

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

Recent Events

On April 3, 2015, the Company issued 490,000 shares of its common stock for market advisory services.

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

There have been no material changes to our critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2014, previously filed with the SEC on March 31, 2015.

Recent Accounting Pronouncements

For information on the recent accounting pronouncements, which may impact our business, see Note 2 of the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Results of Operations

The following tables set forth selected consolidated financial data. We derived the selected consolidated statements of operations data for the three months ended March 31, 2015 and 2014, and the selected consolidated balance sheet data as of March 31, 2015 and December 31, 2014 from our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results to be expected for any future period.

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended
	March 31,
	2015	2014

Statement of Operations Data:
Sales	$109,958	$97,164
Cost of sales	57,307	90,844
Gross profit	52,651	6,320
Selling, general and administrative expenses	625,264	698,476
Loss from operations	(572,613)	(692,156)
Other income (expense), net
Fair value adjustments of derivative liabilities	762,630	-
Other expense, net	(37,896)	(10,110)
Other income (expense), net	724,734	(10,110)
Net income (loss)	$152,121	$(702,266)

Net income (loss) per common and puttable share (basic and diluted)	$0.01	$(0.08)

Weighted average of common shares outstanding (basic and diluted)	13,830,158	8,732,381
Weighted average of puttable shares outstanding (basic and diluted)	-	131,287

Balance Sheet Data (at end of period):
Cash and cash equivalents	$2,338,482	$17,077
Working capital (deficit)	2,090,144	(264,525)
Total assets	3,420,292	1,227,429
Total liabilities	2,912,290	1,801,705
Total stockholder' equity (deficit)	508,002	(574,276)

Three Months Ended March 31, 2015, Compared to Three Months Ended March 31, 2014

Sales

Our sales increased by 13.2% from $97 thousand for the three months ended March 31, 2014 to $110 thousand for the three months ended March 31, 2015, primarily due to the introduction of the Pulstar with PlasmaCore new product line midyear 2014 and associated advertising campaign.

Cost of Sales

Our cost of sales decreased by 36.9% from $91 thousand for the three months ended March 31, 2014 to $57 thousand for the three months ended March 31, 2015, due to manufacturing process improvements, improved labor utilization and improved design and operating procedures related to the release of Pulstar with PlasmaCore. The raw materials “component costs” are primarily driven by a few key items. The center electrode, the shell containing the ground electrode, and the insulator are all standard components to a conventional spark plug, but can have the most negative impact to the material cost of a finished good. Most materials are not unique and are easily obtained through various suppliers, but at low volume with landed cost for each component can double the price if flown air freight versus on the ocean or by ground.

Gross Profit

Our gross profit increased by 733.1% from $6 thousand for the three months ended March 31, 2014 to $53 for the three months ended March 31, 2015 as a result of the increase in sales offset by decreased costs of sales driven by manufacturing process improvements, improved labor utilization and improved design and operating procedure related to the release of Pulstar with PlasmaCore. The gross profit margin was 47.9% for the three months ended March 31, 2015, which is higher than that of 6.5% for the three months ended March 31, 2014, due primarily to the above factors impacting favorably on March 31, 2015 and transition to new components during the three months ended March 31, 2014.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses decreased by 10.5% from $698 thousand for the three months ended March 31, 2014 to $625 thousand for the three months ended March 31, 2015. The decrease reflects the efforts by the Company to limit spending until the closing of the February 20, 2015 debt offering.

Other Income (Expense), Net

Other income (expense), net increased to $725 thousand of net other income for the three months ended March 31, 2015 from $10 thousand of net other expense for the three months ended March 31, 2014. The increase is primarily related to decreases in the fair values of the warrants liability resulting in gains during the three months ended March 31, 2015 of $763 thousand. The Company anticipates future other expense associated with the amortization of the debt discounts and debt offering costs over the lives of the respective debt as interest expense.

Net Income (Loss) and Income (Loss) Per Share

During the three months ended March 31, 2015, we had a net income of $152 thousand as compared to a net loss of $702 thousand for the three months ended March 31, 2014 and the Company anticipates a net loss for the remainder of 2015. The decrease in operating loss for the three months ended March 31, 2015 after adjusting for the fair value adjustments of derivative liabilities was due primarily to managing expenses and improved gross profit.

Income (loss) per share, both basic and diluted, for the three months ended March 31, 2015 and 2014, was $0.01 and ($0.08) per share, respectively.

Liquidity and Capital Resources

As of March 31, 2015, we had cash and cash equivalents on hand of $2,238 thousand and working capital of $2,090 thousand. Management’s plans are to secure additional funding to cover working capital needs until positive cash flow from operations occurs, which is anticipated to commence in late 2015. The Company has a history of securing funding from various venture capital firms (approximately $22 million) since 2004. In addition, the Company filed with the SEC, a Registration Statement on Form S-1 (the “Offering”), which was declared effective by the SEC on May 13, 2014 for the public offering of 5,000,000 shares of common stock and 5,000,000 warrants to purchase up to an aggregate of 7,500,000 shares of common stock. On May 16, 2014, the Company announced the pricing of the Offering and on May 21, 2014, the Company closed the Offering for 5,000,000 shares of its common stock and 5,000,000 warrants at an offering price of $0.75 per share and $0.05 per warrant, resulting in gross proceeds of $4.0 million. During March 2014, the Company also received $230,000 in financing in exchange for promissory notes with warrants, which funded the Company prior to the closing of the Offering. On February 20, 2015, we closed on a private placement, through our placement agent, on a sale of senior secured convertible notes with an aggregate principal amount of $3,049,000, which notes accrue interest at a 6% per annum and mature in 36 months. The notes are convertible into 15,243,750 shares of our common stock. As part of the private placement, we also issued warrants exercisable for up to 7,621,875 common shares at an exercise price of $0.20 per share. In its capacity as placement agent, we paid Roth and/or its designees a commission equal to $210,000 consisting of (i) $50,000 in cash, (ii) 800,000 shares of our common stock and (iii) warrants exercisable for up to 1,050,000 common shares at an exercise price of $0.20 per share.

Net cash used in operating activities was $435 thousand and $348 thousand, respectively, for the three months ended March 31, 2015 and 2014. The increase is mainly attributable to decreases in accounts payable and accrued expenses upon receipt of cash from closing the February 2015 private placement.

Net cash used in investing activities was $25 thousand and $20 thousand for the three months ended March 31, 2015 and 2014, respectively, consisting of the purchase of equipment and ongoing patent filings to protect our intellectual property.

Net cash provided by financing activities was $2.8 million and $220 thousand for the three months ended March 31, 2015 and 2014, respectively. During the three months ended March 31, 2015, we completed the private placement on a sale of senior secured convertible notes with an aggregate principal amount of approximately $3,049,000 offset by debt offering costs paid in cash of approximately $214,000.

Our cash position increased (decreased) by $2.3 million and ($147 thousand) for the three months ended March 31, 2015 and 2014, respectively, for the reasons described above.

As of March 31, 2015, we had outstanding notes payable totaling $3.3 million, which is classified as long-term. Interest expense incurred on all debt was $41 thousand and $5 thousand for the thee months ended March 31, 2015 and 2014, respectively.

Our base monthly expenses totaled approximately $250 thousand. However, due to the launch of a targeted marketing initiative, revenues from our automotive aftermarket segment are improving and modest sales have begun in the NatGas industrial engine and vehicular conversion segments. Additional financing will be required in 2015 to fund research and development (including patent development and protection, prototype development and third party testing) and commercial activities in the automotive and NatGas OEM segments, which are our primary strategic markets.

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

To meet future business objectives, we will need to meet revenue targets and sell additional equity and debt securities, which most likely will result in dilution to our current stockholders. Sales of equity or equity-linked securities, may result in further dilution to current stockholders if the price protection provisions of the warrants issued in the Offering are triggered. Additionally, the triggering of the price protection provisions lower the price at which shares of our common stock are issued upon exercise of the warrants and, as a result, we will receive reduced proceeds upon the exercise of any such warrants for cash. We may also pursue additional loans where the incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict operations. Any failure to raise additional funds on terms favorable to us, or at all, could limit our ability to expand business operations and could harm overall business prospects. In addition, we cannot be assured of profitability in the future.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide this disclosure.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this disclosure.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2015 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Our management team will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first quarter 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 31, 2015.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 15, 2015, the Company issued 75,000 warrants to a consultant to purchase common stock at an initial exercise price of $0.75 per share. The warrants are immediately exercisable and expire in 5 years from the date of their issuance. The warrants may be exercised on a cashless basis if the fair market value of one share of common stock on the calculation date is greater than the exercise price of the warrant. The warrants were issued to the consultant in exchange for investor relation services.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit Number	Description of Document
3.1	Articles of Incorporation (incorporated by reference to the Registrant’s Registration Statement on Form 10-12G filed on October 27, 2010)

3.2	Certificate of Correction to Articles of Incorporation (incorporated by reference to the Registrant’s Registration Statement on Form 10-12G filed on October 27, 2010)

3.3	Amendment to Articles of Incorporation (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q/A filed on August 21, 2013 for the fiscal quarter ended June 30, 2013)

3.4	Amended and Restated Bylaws (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 4, 2013)

3.5	Amended and Restated Bylaws (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 10, 2013)

4.1	Form of Senior Convertible Note (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 20, 2015)

10.1	Form of Securities Purchase Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 20, 2015)

10.2	Form of Registration Rights Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 20, 2015)

10.3	Form of Security Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 20, 2015)

10.4	Form of Guaranty (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 20, 2015)

10.5	Form of Lock-Up Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 20, 2015)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350)* (1)

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350)* (1)

101	Interactive Data File*

* Filed Herewith

(1)	Furnished in accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: May 18, 2015	Enerpulse Technologies, Inc.

By: /s/ Joseph E. Gonnella
Name: Joseph E. Gonnella
Title: Chief Executive Officer
(Principal Executive Officer)

By: /s/ Bryan C. Templeton
Name: Bryan C. Templeton
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

