Form 10-Q
period 2015-06-30
Enerpulse Technologies, Inc.
filed 2015-08-14
CIK 1495899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Total shares of common stock as of the close of business on August 13, 2015: 15,022,381.

ENERPULSE TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED June 30, 2015

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENERPULSE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,419,543	$17,077
Accounts receivable, net	93,982	73,572
Inventory	293,413	337,297
Other current assets	82,377	22,981
Total current assets	1,889,315	450,927
Intangible assets, net of accumulated amortization of $145,126 (2015) and $128,444 (2014)	474,440	483,982
Property and equipment, net	147,234	173,963
Other assets	9,413	118,557
Total assets	$2,520,402	$1,227,429

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$323,806	$554,747
Accrued expenses	155,277	135,968
Current portion of capital lease obligations	24,737	24,737
Total current liabilities	503,820	715,452
Long-Term Liabilities
Capital lease obligations, net of current portion	8,929	20,778
Notes payable, net of offering costs and discounts	1,452,410	248,225
Warrants liability	1,395,328	817,250
	2,856,667	1,086,253
Total liabilities	3,360,487	1,801,705

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, 10,000,000 shares authorized; no shares issued and outstanding; $0.001 par value	-	-
Common stock, 100,000,000 shares authorized; 15,022,381 and 13,732,381 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively; $0.001 par value	15,023	13,733
Additional paid-in capital	27,860,739	26,812,046
Note receivable, related party	(205,122)	(204,100)
Accumulated deficit	(28,510,725)	(27,195,955)
Total stockholders' deficit	(840,085)	(574,276)
Total liabilities and stockholders' deficit	$2,520,402	$1,227,429

See notes to accompanying unaudited consolidated financial statements.

ENERPULSE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Sales	$104,491	$93,365	$214,449	$190,529
Cost of sales	61,791	83,150	119,098	173,994
Gross profit	42,700	10,215	95,351	16,535
Selling, general and administrative expenses	848,983	1,068,931	1,474,246	1,767,407
Loss from operations	(806,283)	(1,058,716)	(1,378,895)	(1,750,872)
Other income (expense), net
Fair value adjustments of derivative liabilities	(443,152)	(322,733)	319,478	(322,733)
Interest	(47,915)	(8,614)	(68,924)	(11,294)
Amortization of debt discount	(170,053)	-	(233,491)	-
Other income (expense)	511	(74,852)	47,062	(82,282)
Other income (expense), net	(660,609)	(406,199)	64,125	(416,309)
Net loss	$(1,466,892)	$(1,464,915)	$(1,314,770)	$(2,167,181)

Net loss per common share (basic and diluted)	$(0.10)	$(0.13)	$(0.09)	$(0.22)
Net loss per puttable common share (basic and diluted)	$-	$(0.13)	$-	$(0.22)

Weighted average number of shares outstanding (basic and diluted) - common	15,006,226	10,930,183	14,421,442	9,837,353
Weighted average number of shares outstanding (basic and diluted) - puttable common	-	131,287	-	131,287

See notes to accompanying unaudited consolidated financial statements.

ENERPULSE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common stock		Additional	Note receivable,	Accumulated
	Shares	Amount	paid-in capital	related party	deficit	Total

Balances, December 31, 2014	13,732,381	$13,733	$26,812,046	$(204,100)	$(27,195,955)	$(574,276)
Issuance of common stock, net of offering costs	800,000	800	159,200	-	-	160,000
Beneficial conversion feature with issuance of senior secured convertible notes	-	-	752,140	-	-	752,140
Issuance of common stock, consultant	490,000	490	97,510	-	-	98,000
Accrued interest receivable	-	-	-	(1,022)	-	(1,022)
Stock-based compensation expense	-	-	39,843	-	-	39,843
Net income	-	-	-	-	(1,314,770)	(1,314,770)
Balances, June 30, 2015	15,022,381	$15,023	$27,860,739	$(205,122)	$(28,510,725)	$(840,085)

See notes to accompanying unaudited consolidated financial statements.

ENERPULSE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2015	2014

Cash Flows From Operating Activities
Net loss	$(1,314,770)	$(2,167,181)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	88,843	399,192
Amortization	16,682	14,730
Depreciation	27,081	25,542
Amortization of repricing of warrants on notes payable	-	52,005
Amortization of debt discounts	233,491	-
Loss on modification of derivative liabilities	-	31,356
Fair value adjustments of derivative instruments	(319,478)	322,733
Interest on note receivable, related party	(1,022)	(1,011)
Provision for doubtful accounts	8,971	2,210
Provision for obsolete: Inventory	19,535	-
Loss on disposal of equipment	8,000	-
Changes in operating assets and liabilities:
Accounts receivable	(29,381)	35,516
Inventory	24,349	(24,171)
Accounts payable	(122,198)	(141,928)
Accrued expenses	19,309	(436)
Other	(9,995)	3,085
Net cash used in operating activities	(1,350,583)	(1,448,358)

Cash Flows From Investing Activities
Purchase of property and equipment	(8,352)	(24,522)
Purchase of intangible assets	(7,140)	(41,217)
Net cash used in investing activities	(15,492)	(65,739)

Cash Flows From Financing Activities
Proceeds from issuance of common stock and related warrants, net of offering costs	-	3,116,966
Proceeds from notes payable, net of offering costs	2,830,390	230,000
Payments on capital lease and notes payable	(61,849)	(234,893)
Net cash provided by financing activities	2,768,541	3,112,073
Net increase in cash and cash equivalents	1,402,466	1,597,976
Cash and cash equivalents at beginning of year	17,077	281,607
Cash and cash equivalents at end of year	$1,419,543	$1,879,583

Supplement cash flow information:
Cash paid for interest	$2,763	$11,294

Noncash investing and financing activities:
Warrants issued related to offering costs	$137,655	$119,570
Common stock issued related to debt offering costs	$160,000	$-
Common stock issued related to consulting agreement	$98,000	$-
Deferred offering costs capitalized in 2013	-	65,771
Adjustment resulting from change in value of puttable common stock	-	93,780
Equipment acquired under capital lease	$-	$21,595

See notes to accompanying unaudited consolidated financial statements.

Note 1 - Organization, Basis of Presentation and Management’s Plans

Organization

Enerpulse Technologies, Inc. was incorporated in the state of Nevada on May 3, 2010 and conducts its operations primarily through its wholly-owned subsidiary, Enerpulse, Inc. (collectively the “Company”, or “Enerpulse”). Enerpulse was incorporated in the state of Delaware on January 20, 2004. The Company engages in the design, development, manufacturing and marketing of an energy and efficiency enhancing product in the automotive industry. Company headquarters are located in Albuquerque, New Mexico.

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

Management’s Plans

The accompanying interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a loss from operations of approximately $1,379,000 for the six months ended June 30, 2015 and the Company anticipates a loss from operations for the remainder of 2015. The Company also used net cash in operations of approximately $1,351,000 for the six months ended June 30, 2015 and has working capital of approximately $1,385,000 at June 30, 2015. As a result of the Company’s history of losses from operations, cash flows used in operations and limited liquidity, the Company’s independent registered public accounting firm’s report on the Company’s consolidated financial statements as of and for the year ended December 31, 2014 includes an explanatory paragraph stating that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The interim consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management’s plans are to secure additional funding to cover working capital needs until positive cash flow from operations occurs, which is anticipated to commence in late 2015. The Company has a history of securing funding from various venture capital firms (approximately $22 million) since 2004. In addition, the Company filed with the SEC, a Registration Statement on Form S-1 (the “Offering”), which was declared effective by the SEC on May 13, 2014 for the public offering of 5,000,000 shares of common stock and 5,000,000 warrants to purchase up to an aggregate of 7,500,000 shares of common stock. On May 16, 2014, the Company announced the pricing of the Offering, and on May 21, 2014, the Company closed the Offering for 5,000,000 shares of its common stock and 5,000,000 warrants at an offering price of $0.75 per share and $0.05 per warrant, resulting in gross proceeds of $4.0 million. During March 2014, the Company also received $230,000 in financing in exchange for promissory notes with warrants, which funded the Company prior to the closing of the Offering. In addition, on November 3, 2014, the Company entered into an engagement letter with the Company’s placement agent in connection with a capital raise from accredited investors of approximately $3.0 million of the Company’s equity or equity-linked securities. On February 20, 2015, the Company closed on approximately $3,049,000 in thirty-six month convertible notes at a 6% interest rate and 50% warrant coverage. Warrants were issued for 7,621,875 common shares at an exercise price of $0.20 per share. The notes are convertible into 15,243,750 shares of the Company’s common stock.

Note 2 - Summary of Significant Accounting Policies

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable represent the amount billed to, but uncollected from customers. Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by identifying past due accounts. Accounts receivable are written off when deemed uncollectible. A receivable is considered to be past due if any portion of the receivable balance is outstanding for more than 90 days past each respective customer’s terms. The allowance for doubtful accounts was approximately $9,000 and $6,900, as of June 30, 2015 and December 31, 2014, respectively. No interest is charged on late accounts. No material amounts were written off during the three and six months ended June 30, 2015 and 2014.

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

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions. Unobservable inputs require significant management judgment or estimation. In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy. In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement. Such determination requires significant management judgment. As of June 30, 2015 and December 31, 2014, cash and cash equivalents measured at fair value were classified as Level 1 and the warrants liability measured at fair value was classified as Level 2 and Level 3, as appropriate (see Note 7).

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

Research and Development

Research and development costs are charged to operations when incurred and are included in selling and administrative expenses. The amounts charged for the three months ended June 30, 2015 and 2014 were approximately $88,000 and $96,000, respectively. The amounts charged for the six months ended June 30, 2015 and 2014 were approximately $184,000 and $172,000, respectively.

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

	For the three months ended June 30,
	2015	2014
	Common	Common	Puttable
Weighted average shares of stock used in basic and diluted loss per share	15,006,226	10,930,183	131,287

Allocation of net loss	$(1,466,892)	$(1,447,528)	$(17,387)

Basic and diluted net loss per share	$(0.10)	$(0.13)	$(0.13)

	For the six months ended June 30,
	2015	2014
	Common	Common	Puttable
Weighted average shares of stock used in basic and diluted loss per share	14,421,442	9,837,353	131,287

Allocation of net loss	$(1,314,770)	$(2,138,639)	$(28,542)

Basic and diluted net loss per share	$(0.09)	$(0.22)	$(0.22)

The weighted average number of shares used to compute diluted net loss per share excludes any potentially dilutive securities and assumed exercise of stock options and warrants as they were either out-of-the money or the effect would be antidilutive. Common stock equivalents of approximately 35.1 million and 2.4 million for the three months ended June 30, 2015 and 2014, respectively, and 35.1 million and 4.2 million for the six months ended June 30, 2015 and 2014, respectively, were excluded from the calculation because of their antidilutive effect.

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

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction of the carrying value of the associated debt liability. Under the existing guidance, debt issuance costs are required to be presented in the balance sheet as a deferred charge (i.e., an asset). The new standard is effective for periods beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The new standard should be applied retrospectively to all periods presented in the financial statements. The Company early adopted the standard during the three months ended March 31, 2015 and thus debt financing costs are presented as a deduction of the carrying value of its convertible note payable instead of presenting such costs as an asset in the consolidated balance sheets.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts from Customers, which supersedes the revenue recognition in Revenue Recognition (Topic 605), and requires entities to recognize revenue in a way that depicts the transfer of potential goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.  In July 2015, the FASB delayed the effective date by one year. This new standard is now effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and is to be applied retrospectively, with early adoption now permitted to the effective date of December 15, 2016.  The Company is currently evaluating this new standard and the potential impact this standard may have upon adoption.

Note 3 - Inventory

Inventory is stated at the lower of average cost or market and consists of various ignition components, high voltage cables, spark plugs, and high voltage capacitors. The inventory cost method is first-in, first-out. Indirect overhead and indirect labor are allocated on a per unit basis during the work in progress and finished goods stage of production. The Company monitors inventory for turnover and obsolescence and reduces the carrying value of total inventory for excess and obsolete inventory as deemed necessary. As of June 30, 2015 and December 31, 2014, the Company had recorded a reserve of approximately $19,500 and $8,600, respectively.

Inventory consisted of the following:

	June 30,	December 31,
	2015	2014

Raw materials	$196,906	$219,449
Work in process	37,307	38,962
Finished goods	59,200	78,886

Total inventory	$293,413	$337,297

Note 4 - Property and Equipment, Net

Property and equipment, net, consisted of the following:

	June 30,	December 31,
	2015	2014

Vehicles	$22,679	$22,679
Software and equipment	800,128	802,849
Furniture and fixtures	26,143	23,071
Leasehold improvements	254,137	254,137
	1,103,087	1,102,736
Less accumulated depreciation	(955,853)	(928,773)

Total property and equipment, net	$147,234	$173,963

Note 5 - Notes Payable

Notes payable consisted of the following:

	June 30,	December 31,
	2015	2014

LWM, LLC, with an annual interest rate equal to the Federal Funds Rate (as announced by the Federal Reserve Bank of New York) for the first day of the calendar year, 1.0% at June 30, 2015 and December 31, 2014; unsecured; due on September 5, 2016	$166,271	$166,271

Senior secured convertible notes; payable with interest at 6.0% per annum; secured by all of the Company's assets: due with interest on February 20, 2018	3,048,750	-
Promissory note; payable without interest (interest imputed at 12.0% per annum); unsecured; due on August 25, 2016	50,000	100,000
	3,265,021	266,271
Discount	(1,350,948)	(18,046)
Offering Costs	(461,663)	-

Long-term portion	$1,452,410	$248,225

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

The Company determined that the embedded conversion feature did not meet the criteria for bifurcation because of the limited trading volume of the Company’s common stock relative to the number of shares to be converted. As a result, the shares to be issued upon conversion are not readily convertible to cash. The Company determined that the discount upon conversion required recognition of a beneficial conversion feature. Accordingly, the Company recognized a beneficial conversion feature and debt discount of approximately $752,000 on the issuance date, February 20, 2015. The debt discount is being accreted to interest expense over the life of the convertible notes using the effective interest method. The beneficial conversion feature was measured at the effective conversion price of the debt after considering the relative fair value assigned to the warrants with the debt.

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

Total debt offering costs of approximately $509,000 included placement agent commissions, underwriter’s commissions, legal fees, consulting services, audit and accounting services, and filing service fees, and were netted against the gross proceeds received.

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

Note 6 - Capital Stock

As disclosed in Note 5, the Company issued approximately $3,049,000 in 6% senior secured convertible notes with warrants. The notes convert into 15,243,750 shares of the Company’s common stock and the warrants are exercisable for up to 7,621,875 common shares at an exercise price of $0.20 per share. In addition, the Company paid its placement agent and/or its designees a commission, which included (i) 800,000 shares of the Company’s common stock and (ii) warrants exercisable for up to 1,050,000 common shares at an exercise price of $0.20 per share. The Company estimated the fair value of the common stock issued to be $160,000 (see Note 7), which is recognized as debt offering costs. The fair value of the warrants was determined to be approximately $138,000.

On April 3, 2015, the Company issued 490,000 shares of common stock to a third party market advisory service. The Company estimated the fair value of the common stock issued to be $98,000 (see Note 8).

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

Accounting Standards Codification (“ASC”) 815 - Derivatives and Hedging provides guidance to determine what types of instruments, or embedded features in an instrument, are considered derivatives. This guidance can affect the accounting for convertible instruments that contain provisions to protect holders from a decline in the stock price, referred to as anti-dilution or down-round protection. Down-round provisions reduce the exercise price of a convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments, or issues new convertible instruments that have a lower exercise price. The Company has determined that the Non-Equity Offering, Resale, Compensation, and Publicly Registered Warrants, with their related down-round or net cash settlement provisions, should be treated as a derivative and thus classified as warrants liability in the accompanying June 30, 2015 (unaudited) and December 31, 2014 consolidated balance sheets. The Company is required to report derivatives at fair value and record the fluctuations in fair value in current operations.

The Company recognizes the warrants liability at their respective fair values at inception and on each reporting date. The Company utilized a binomial option pricing model (“BOPM”) to develop its assumptions for determining the fair value of the warrants. Changes in the fair value of the derivative instrument liabilities and key assumptions at the issue date and each reporting date are as follows:

	Non-Equity
	Offering	Resale	Compensation	Publicly Registered
	Warrants	Warrants	Warrants	Warrants	Total
Balance at December 31, 2014	$27,750	$19,800	$19,700	$750,000	$817,250
Orgination of derivative instrument	897,556	-	-	-	897,556
Adjustment resulting from change in value of underlying asset	62,737	(17,655)	(14,560)	(350,000)	(319,478)

Balance at June 30, 2015	$988,043	$2,145	$5,140	$400,000	$1,395,328

	Non-Equity
	Offering	Resale	Compensation
	Warrants	Warrants	Warrants
June 30, 2015:
Annual volatility	87.84% - 90.21%	87%	90%
Risk-free rate	0.64% - 1.63%	1.01%	1.01%
Dividend rate	-%	-%	-%
Contractual term	1.85 - 4.64	3.2	3.9
Closing price of common stock	$0.175	$0.175	$0.175
Conversion/exercise price	$0.20 - 1.00	$2.66	$1.00
Origination:
Annual volatility	81.96% - 82.14%
Risk-free rate	1.22% - 1.61%
Dividend rate	-%
Contractual term	4.75 - 5.00
Closing price of common stock	$0.235 - 0.200
Conversion/exercise price	$0.20 - 0.75

The warrants liability associated with the Non-Equity Offering, Resale and Compensation warrants is considered a Level 3 liability on the fair value hierarchy as the determination of fair values includes various assumptions about future activities, stock price, and historical volatility inputs. The warrants liability associated with the Publicly Registered Warrants is considered Level 2 liability on the fair value hierarchy as the determination of fair values includes quoted warrants price, in a market that is not active. Significant unobservable inputs for the Level 3 warrants liability include (1) the estimated probability of the occurrence of a down round financing during the term over which the related warrants are exercisable, (2) the estimated magnitude of the down round and (3) the estimated magnitude of any net cash fractional share settlement. There were no transfers between Levels 1, 2, and 3 during the three and six months ended June 30, 2015 or 2014.

Note 8 - Stock-Based Compensation

Stock-based compensation cost is included in selling, general and administrative expense in the accompanying unaudited consolidated statements of operations and totaled approximately $70,300 and $362,100, for the three months ended June 30, 2015 and 2014, respectively, and $88,800 and $399,200, for six months ended June 30, 2015 and 2014, respectively.

During the three months ended June 30, 2015, the company issued 490,000 shares of common stock to a third party market advisory service. The Company estimated the fair value of the common stock issued for services to be $98,000, which was recorded in other assets as deferred cost, and is being amortized over the six month term of service to be provided.

The Company issued 225,000 options during the three and six months ended June 30, 2015. At June 30, 2015, total unrecognized compensation expense related to unvested stock based awards granted prior to that date was approximately $185,000, which is expected to be recognized over a weighted average period of 2.4 years.

During the three months ended March 31, 2015, the Company granted contingent stock-based awards for 50,000 shares to a consultant. As of June 30, 2015, the performance criteria had not been met. The Company will begin recording the fair value of the equity instrument at the date the performance is probable.

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

None

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

There have been no material changes to our critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2014, previously filed with the Security and Exchange Commission, or SEC, on March 31, 2015.

Recent Accounting Pronouncements

For information on the recent accounting pronouncements, which may impact our business, see Note 2 of the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Results of Operations

The following tables set forth selected consolidated financial data. We derived the selected consolidated statements of operations data for the three and six months ended June 30, 2015 and 2014, and the selected consolidated balance sheet data as of June 30, 2015 and December 31, 2014 from our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results to be expected for any future period.

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Statement of Operations Data:
Sales	$104,491	$93,365	$214,449	$190,529
Cost of sales	61,791	83,150	119,098	173,994
Gross profit	42,700	10,215	95,351	16,535
Selling, general and administrative expenses	848,983	1,068,931	1,474,246	1,767,407
Loss from operations	(806,283)	(1,058,716)	(1,378,895)	(1,750,872)
Other income (expense), net	(660,609)	(406,199)	64,125	(416,309)
Net loss	$(1,466,892)	$(1,464,915)	$(1,314,770)	$(2,167,181)

Net loss per common and puttable share (basic and diluted)	$(0.10)	$(0.13)	$(0.09)	$(0.22)

Weighted average of common shares outstanding (basic and diluted)	15,006,226	10,930,183	14,421,442	9,837,353
Weighted average of puttable shares outstanding (basic and diluted)	-	131,287	-	131,287

	June 30,	December 31,
Balance Sheet Data (at end of period):	2015	2014
Cash and cash equivalents	$1,419,543	$17,077
Working capital (deficit)	1,385,495	(264,525)
Total assets	2,520,402	1,227,429
Total liabilities	3,360,487	1,801,705
Total stockholder' deficit	(840,085)	(574,276)

Three Months Ended June 30, 2015, Compared to Three Months Ended June 30, 2014

Sales

Our sales increased by 11.9% from $93 thousand for the three months ended June 30, 2014 to $104 thousand for the three months ended June 30, 2015, primarily due to the spring marketing campaign started in the second quarter 2015 versus starting in the third quarter 2014.

Cost of Sales

Our cost of sales decreased by 25.7% from $83 thousand for the three months ended June 30, 2014 to $62 thousand for the three months ended June 30, 2015, due to manufacturing process improvements, improved labor utilization and improved design and operating procedures related to the release of Pulstar with PlasmaCore. The raw materials “component costs” are primarily driven by a few key items. The center electrode, the shell containing the ground electrode, and the insulator are all standard components to a conventional spark plug, but can have the most negative impact to the material cost of a finished good. Most materials are not unique and are easily obtained through various suppliers, but at low volume with landed cost for each component can double the price if flown air freight versus on the ocean or by ground.

Gross Profit

Our gross profit increased by 318% from $10 thousand for the three months ended June 30, 2014 to $43 thousand for the three months ended June 30, 2015 as a result of the increase in sales offset by decreased costs of sales driven by manufacturing process improvements, improved labor utilization and improved design and operating procedure related to the release of Pulstar with PlasmaCore. The gross profit margin was 40.9% for the three months ended June 30, 2015, which is higher than that of 10.8% for the three months ended June 30, 2014, due primarily to the favorable impact of the above factors on the period ended June 30, 2015.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses decreased by 20.6% from $1,069 thousand for the three months ended June 30, 2014 to $849 thousand for the three months ended June 30, 2015. The decrease is primarily as a result of additional expense in 2014 due to re-pricing and accelerated vesting of outstanding stock options to purchase approximately 676,000 shares of our common stock previously granted to officers, directors, employees and consultants, which resulted in additional stock-based compensation of approximately $32,000, as well as approximately $293,000 associated with accelerating the unvested stock-based awards granted prior to that date.

Other Income (Expense), Net

Other income (expense), net increased to $661 thousand of net other expense for the three months ended June 30, 2015 from $406 thousand of net other expense for the three months ended June 30, 2014. The increase is primarily related to decreases in fair values of the warrants liability derivatives resulting in losses during the three months ended June 30, 2015 and 2014 of $443 and $323 thousand. The Company anticipates future other expense associated with the amortization of the debt discounts and debt offering costs over the lives of the respective debt as interest expense.

Net Income (Loss) and Income (Loss) Per Share

During the three months ended June 30, 2015, we had a net loss of $1,467 thousand as compared to a net loss of $1,465 thousand for the three months ended June 30, 2014 and the Company anticipates a net loss for the remainder of 2015. The decrease in operating loss for the three months ended June 30, 2015 after adjusting for the fair value adjustments of derivative liabilities was due primarily to managing expenses and improved gross profit.

Income (loss) per share, both basic and diluted, for the three months ended June 30, 2015 and 2014, was ($0.10) and ($0.13) per share, respectively.

Six Months Ended June 30, 2015, Compared to Six Months Ended June 30, 2014

Sales

Our sales increased by 12.6% from $191 thousand for the six months ended June 30, 2014 to $214 thousand for the six months ended June 30, 2015 as a result of new stocking orders by performance and international retailers.

Cost of Sales

Our cost of sales decreased by 31.6% from $174 thousand for the six months ended June 30, 2014 to $119 thousand for the six months ended June 30, 2015, due to manufacturing process improvements, improved labor utilization and improved design and operating procedures related to the release of Pulstar with PlasmaCore. The raw materials “component costs” are primarily driven by a few key items. The center electrode, the shell containing the ground electrode, and the insulator are all standard components to a conventional spark plug, but can have the most negative impact to the cost of a finished good. Most materials are not unique and are easily obtained through various suppliers, but at low volume landed cost for each component can double the price if flown air freight versus ocean or ground freight.

Gross Profit

Our gross profit increased by 476.7% from $17 thousand for the six months ended June 30, 2014 to $95 thousand for the six months ended June 30, 2015 as a result of the increase in sales offset by decreased costs of sales driven by manufacturing process improvements, improved labor utilization and improved design and operating procedure related to the release of Pulstar with PlasmaCore. The gross profit margin was 44.5% for the six months ended June 30, 2015, which is higher than that of 8.6% for the six months ended June 30, 2014, due primarily to the above factors impacting favorably on June 30, 2015.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses decreased by 17.2% from $1,767 thousand for the six months ended June 30, 2014 to $1,463 thousand for the six months ended June 30, 2015, primarily as a result of the re-pricing and accelerated vesting of outstanding stock options to purchase approximately 676,000 shares of our common stock previously granted to officers, directors, employees and consultants, which resulted in additional stock-based compensation of approximately $32,000, as well as approximately $293,000 associated with accelerating the unvested stock-based awards granted prior to that date as of June 30, 2014.

Other Income/(Expense)

Other income (expense) increased to $64 thousand for the six months ended June 30, 2015 from ($416) thousand for the six months ended June 30, 2014. The decrease in other expense is primarily related to modifications of derivative liabilities, changes in fair values of the associated assets of the derivative liabilities, and less expense related to the repayment of debt with outstanding warrants during the six months ended June 30, 2015 versus the six months ended June 30, 2014.

Net Income (Loss) and Income (Loss) Per Share

During the six months ended June 30, 2015, we had a net loss of $1.3 million as compared to $2.2 million for the six months ended June 30, 2014. The decrease for the six months ended June 30, 2015 was primarily as a result of the re-pricing and accelerated vesting of outstanding stock options to purchase approximately 676,000 shares of our common stock previously granted to officers, directors, employees and consultants as of June 30, 2014, the modifications of derivative liabilities, changes in fair values of the associated assets of the derivative liabilities, and less expense related to the repayment of debt with outstanding warrants. Loss per share, both basic and diluted, for the six months ended June 30, 2015 and 2014, was $0.09 and $0.22 per share, respectively.

Liquidity and Capital Resources

As of June 30, 2015, we had cash and cash equivalents on hand of $1,420 thousand and working capital of $1,385 thousand. We expect this amount to be sufficient to meet out operating and capital requirements until late 2015, and intent to use these funds for general corporate purposes, including, salaries, development and commercial activity, and for working capital. Management’s plans are to secure additional funding to cover working capital needs until positive cash flow from operations occurs, which is anticipated to commence in early 2016.

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

Net cash used in operating activities was $1.4 million and $1.4 million, respectively, for the six months ended June 30, 2015 and 2014.

Net cash used in investing activities was $15 thousand and $66 thousand for the six months ended June 30, 2015 and 2014, respectively, consisting of the purchase of equipment and ongoing patent filings to protect our intellectual property.

Net cash provided by financing activities was $2.8 million and $3.1 million for the six months ended June 30, 2015 and 2014, respectively. During the six months ended March 31, 2015, we completed the private placement on a sale of senior secured convertible notes with an aggregate principal amount of approximately $3,049,000 offset by debt offering costs paid in cash of approximately $214,000. During the six months ended June 30, 2014, we completed the Offering for $4.0 million, which was offset by $949 thousand of offering costs, repayment of notes payable for $230 thousand, and repayments on capital lease obligations of $5 thousand.

Our cash position increased by $1.4 million and $1.6 million for the six months ended June 30, 2015 and 2014, respectively, for the reasons described above.

As of June 30, 2015, we had outstanding notes payable totaling $3.3 million, which is classified as long-term. Interest expense incurred on all debt was $69 thousand and $11 thousand for the six months ended June 30, 2015 and 2014, respectively.

Our base monthly expenses totaled approximately $250 thousand. However, due to the launch of a targeted marketing initiative, revenues from our automotive aftermarket segment are improving. Additional financing will be required in 2015 to fund research and development (including patent development and protection, prototype development and third party testing) and commercial activities in the automotive and NatGas OEM segments, which are our primary strategic markets.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2015 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Our management team will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the second quarter 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 31, 2015.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 3, 2015, the company issued 490,000 shares of common stock to a third party market advisory service. The Company estimated the fair value of the common stock issued to be $98,000 (see Note 8).

The issuance of shares to this advisor was exempt from registration in reliance upon Section 4(a)(2) of the Securities Act.

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

Date: August 14, 2015	Enerpulse Technologies, Inc.

	By:	/s/ Joseph E. Gonnella
Name: Joseph E. Gonnella
Title: Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Bryan C. Templeton
Name: Bryan C. Templeton
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)