Form 10-Q
period 2015-09-30
Enerpulse Technologies, Inc.
filed 2015-11-12
CIK 1495899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Total shares of common stock as of the close of business on November 11, 2015: 15,512,381.

ENERPULSE TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENERPULSE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$849,400	$17,077
Accounts receivable, net	90,117	73,572
Inventory	288,009	337,297
Other current assets	19,520	22,981
Total current assets	1,247,046	450,927
Intangible assets, net of accumulated amortization of $153,430 (2015) and $128,444 (2014)	487,565	483,982
Property and equipment, net	150,879	173,963
Other assets	9,314	118,557
Total assets	$1,894,804	$1,227,429

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$313,784	$554,747
Accrued expenses	231,681	135,968
Current portion of notes payable	216,271	-
Current portion of capital lease obligations	24,737	24,737
Total current liabilities	786,473	715,452
Long-Term Liabilities
Capital lease obligations, net of current portion	2,609	20,778
Notes payable, net of offering costs, discounts and current portion	1,407,006	248,225
Warrants liability	949,016	817,250
	2,358,631	1,086,253
Total liabilities	3,145,104	1,801,705

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock, 10,000,000 shares authorized; no shares issued and outstanding; $0.001 par value	-	-
Common stock, 100,000,000 shares authorized; 15,022,381 and 13,732,381 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively; $0.001 par value	15,023	13,733
Additional paid-in capital	27,882,597	26,812,046
Note receivable, related party	(205,635)	(204,100)
Accumulated deficit	(28,942,285)	(27,195,955)
Total stockholders’ deficit	(1,250,300)	(574,276)
Total liabilities and stockholders’ deficit	$1,894,804	$1,227,429

See notes to accompanying unaudited consolidated financial statements.

ENERPULSE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Sales	$102,283	$64,355	$316,732	$254,884
Cost of sales	58,918	63,818	178,016	237,812
Gross profit	43,365	537	138,716	17,072
Selling, general and administrative expenses	739,936	841,372	2,214,181	2,608,779
Loss from operations	(696,571)	(840,835)	(2,075,465)	(2,591,707)
Other income (expense), net
Fair value adjustments of derivative liabilities	446,312	23,497	765,790	(299,236)
Interest	(47,845)	(1,702)	(117,933)	(12,996)
Amortization of debt discount	(170,531)	-	(402,858)	-
Other income (expense)	37,074	508	84,136	(81,774)
Other income (expense), net	265,010	22,303	329,135	(394,006)
Net loss	$(431,561)	$(818,532)	$(1,746,330)	$(2,985,713)

Net loss per common share (basic and diluted)	$(0.03)	$(0.06)	$(0.12)	$(0.27)
Net loss per puttable common share (basic and diluted)	$-	$(0.06)	$-	$(0.27)

Weighted average number of shares outstanding (basic and diluted) - common	15,022,381	13,732,381	14,638,608	11,149,963

Weighted average number of shares outstanding (basic and diluted) - puttable common	-	79,914	-	113,974

See notes to accompanying unaudited consolidated financial statements.

ENERPULSE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common stock		Additional	Note receivable,	Accumulated
	Shares	Amount	paid-in capital	related party	deficit	Total

Balances, December 31, 2014	13,732,381	$13,733	$26,812,046	$(204,100)	$(27,195,955)	$(574,276)
Issuance of common stock, net of offering costs	800,000	800	159,200	-	-	160,000
Beneficial conversion feature with issuance of senior secured convertible notes	-	-	752,140	-	-	752,140
Issuance of common stock, consultant	490,000	490	97,510	-	-	98,000
Accrued interest receivable	-	-	-	(1,535)	-	(1,535)
Stock-based compensation expense	-	-	61,701	-	-	61,701
Net loss	-	-	-	-	(1,746,330)	(1,746,330)
Balances, September 30, 2015	15,022,381	$15,023	$27,882,597	$(205,635)	$(28,942,285)	$(1,250,300)

See notes to accompanying unaudited consolidated financial statements.

ENERPULSE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014

Cash Flows From Operating Activities
Net loss	$(1,746,330)	$(2,985,713)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	159,701	411,544
Amortization	24,986	23,158
Depreciation	41,304	40,023
Amortization of repricing of warrants on notes payable	-	52,005
Amortization of debt discounts	404,358	788
Loss on modification of derivative liabilities	-	31,356
Fair value adjustments of derivative instruments	(765,790)	299,236
Interest on note receivable, related party	(1,535)	(1,519)
Provision for doubtful accounts	8,971	2,952
Provision for obsolete inventory	19,197	-
Loss on disposal of equipment	8,000	-
Changes in operating assets and liabilities:
Accounts receivable	(25,516)	23,779
Inventory	30,091	(57,561)
Accounts payable	(132,220)	(161,629)
Accrued expenses	95,713	(66,382)
Other	3,960	(8,915)
Net cash used in operating activities	(1,875,110)	(2,396,878)

Cash Flows From Investing Activities
Purchase of property and equipment	(26,219)	(37,134)
Purchase of intangible assets	(28,569)	(105,453)
Net cash used in investing activities	(54,788)	(142,587)

Cash Flows From Financing Activities
Proceeds from issuance of common stock and related warrants, net of offering costs	-	3,116,966
Redemption of puttable common stock	-	(200,000)
Proceeds from notes payable, net of offering costs	2,830,390	230,000
Payments on capital lease and notes payable	(68,169)	(237,775)
Net cash provided by financing activities	2,762,221	2,909,191
Net increase in cash and cash equivalents	832,323	369,726
Cash and cash equivalents at beginning of year	17,077	281,607
Cash and cash equivalents at end of year	$849,400	$651,333

Supplement cash flow information:
Cash paid for interest	$3,709	$12,208

Noncash investing and financing activities:
Warrants issued related to offering costs	$137,655	$119,570
Common stock issued related to debt offering costs	$160,000	$-
Common stock issued related to consulting agreement	$98,000	$-
Deferred offering costs capitalized in 2013	$-	$65,771
Adjustment reulting from change in value of puttable common stock	$-	$93,780
Note payable issued in conjunction with redemption of puttable common stock	$-	$100,000
Equipment acquired under capital lease	$-	$21,595

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

In the opinion of the management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of the interim date, and the results of operations, changes in stockholders’ equity (deficit), and cash flows, for the interim periods presented, have been made. The interim results are not necessarily indicative of the operating results for the full year or future periods. Certain prior year amounts have been reclassified to conform to the current year presentation.

Management’s Plans

The accompanying interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a loss from operations of approximately $2,075,000 for the nine months ended September 30, 2015 and the Company anticipates a loss from operations for the remainder of 2015. The Company also used net cash in operations of approximately $1,875,000 for the nine months ended September 30, 2015 and has working capital of approximately $461,000 at September 30, 2015. As a result of the Company’s history of losses from operations, cash flows used in operations and limited liquidity, the Company’s independent registered public accounting firm’s report on the Company’s consolidated financial statements as of and for the year ended December 31, 2014 includes an explanatory paragraph stating that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The interim consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management’s plans are to secure additional funding to cover working capital needs until positive cash flow from operations occurs, which is anticipated to commence in 2016. The Company has a history of securing funding from various venture capital firms (approximately $22 million) since 2004. In addition, the Company filed with the SEC, a Registration Statement on Form S-1 (the “Offering”), which was declared effective by the SEC on May 13, 2014 for the public offering of 5,000,000 shares of common stock and 5,000,000 warrants to purchase up to an aggregate of 7,500,000 shares of common stock. On May 16, 2014, the Company announced the pricing of the Offering, and on May 21, 2014, the Company closed the Offering for 5,000,000 shares of its common stock and 5,000,000 warrants at an offering price of $0.75 per share and $0.05 per warrant, resulting in gross proceeds of $4.0 million. During March 2014, the Company also received $230,000 in financing in exchange for promissory notes with warrants, which funded the Company prior to the closing of the Offering. In addition, on February 20, 2015, the Company closed on approximately $3,049,000 in thirty-six month convertible notes at a 6% interest rate and 50% warrant coverage. Warrants were issued for 7,621,875 common shares at an exercise price of $0.20 per share. The notes are convertible into 15,243,750 shares of the Company’s common stock.

Note 2 - Summary of Significant Accounting Policies

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable represent the amount billed to, but uncollected from customers. Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by identifying past due accounts. Accounts receivable are written off when deemed uncollectible. A receivable is considered to be past due if any portion of the receivable balance is outstanding for more than 90 days past each respective customer’s terms. The allowance for doubtful accounts was approximately $9,000 and $6,900, as of September 30, 2015 and December 31, 2014, respectively. No interest is charged on late accounts. No material amounts were written off during the three and nine months ended September 30, 2015 and 2014.

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

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions. Unobservable inputs require significant management judgment or estimation. In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy. In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement. Such determination requires significant management judgment. As of September 30, 2015 and December 31, 2014, cash and cash equivalents measured at fair value were classified as Level 1 and the warrants liability measured at fair value was classified as Level 2 and Level 3, as appropriate (see Note 7).

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

Research and Development

Research and development costs are charged to operations when incurred and are included in selling and administrative expenses. The amounts charged for the three months ended September 30, 2015 and 2014 were approximately $129,000 and $96,000, respectively. The amounts charged for the nine months ended September 30, 2015 and 2014 were approximately $313,000 and $268,000, respectively.

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

	For the three months ended September 30,
	2015	2014
	Common	Common	Puttable
Weighted average shares of stock used in basic and diluted loss per share	15,022,381	13,732,381	79,914

Allocation of net loss	$(431,561)	$(813,796)	$(4,736)

Basic and diluted net loss per share	$(0.03)	$(0.06)	$(0.06)

	For the nine months ended September 30,
	2015	2014
	Common	Common	Puttable
Weighted average shares of stock used in basic and diluted loss per share	14,638,608	11,149,963	113,974

Allocation of net loss	$(1,746,330)	$(2,955,502)	$(30,211)

Basic and diluted net loss per share	$(0.12)	$(0.27)	$(0.27)

The weighted average number of shares used to compute diluted net loss per share excludes any potentially dilutive securities and assumed exercise of stock options and warrants as they were either out-of-the money or the effect would be antidilutive. Common stock equivalents of approximately 35.1 million and 11.1 million as of September 30, 2015 and 2014, respectively, were excluded from the calculation because of their antidilutive effect.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern - Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 provides new guidance related to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards and to provide related footnote disclosures. This new guidance is effective for annual reporting periods ending after December 15, 2016, and for interim periods thereafter. Early adoption is permitted. The Company is currently assessing the impact that adopting this new accounting guidance may have on its consolidated financial statements and footnote disclosures.

In June 2014, the FASB, issued ASU No. 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share- Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period.” ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The updated guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.

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

Inventory consisted of the following:

	September 30, 2015	December 31, 2014

Raw materials	$187,153	$219,449
Work in process	35,171	38,962
Finished goods	65,685	78,886

Total inventory	$288,009	$337,297

Note 4 - Property and Equipment, Net

Property and equipment, net, consisted of the following:

	September 30, 2015	December 31, 2014

Vehicles	$22,679	$22,679
Software and equipment	817,996	802,849
Furniture and fixtures	26,143	23,071
Leasehold improvements	254,137	254,137
	1,120,955	1,102,736
Less accumulated depreciation	(970,076)	(928,773)

Total property and equipment, net	$150,879	$173,963

Note 5 - Notes Payable

Notes payable consist of the following:

	September 30, 2015	December 31, 2014

LWM, LLC, with an annual interest rate equal to the Federal Funds Rate (as announced by the Federal Reserve Bank of New York) for the first day of the calendar year, 1.0% at September 30, 2015 and December 31, 2014; unsecured; due with interest on September 5, 2016	$166,271	$166,271

Senior secured convertible notes; payable with interest at 6.0% per annum; secured by all of the Company’s assets; due with interest on February 20, 2018	3,048,750	-

Promissory note; payable without interest (interest imputed at 12.0% per annum); unsecured; due on August 25, 2016	50,000	100,000
	3,265,021	266,271
Discount	(1,224,049)	(18,046)
Offering Costs	(417,695)	-
Current Portion	(216,271)	-

Long-term portion	$1,407,006	$248,225

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

The Company determined that the embedded conversion feature did not meet the criteria for bifurcation because of the limited trading volume of the Company’s common stock relative to the number of shares to be converted. As a result, the shares to be issued upon conversion are not readily convertible to cash. The Company determined that the discount upon conversion required recognition of a beneficial conversion feature. Accordingly, the Company recognized a beneficial conversion feature and debt discount of approximately $752,000 on the issuance date, February 20, 2015. The debt discount is being accreted to interest expense over the life of the convertible notes using the effective interest method. The Company utilized a binomial option pricing model (“BOPM”) to develop its assumptions for determining the fair value of the beneficial conversion feature. The beneficial conversion feature was measured at the effective conversion price of the debt, after considering the relative fair value assigned to the warrants with the debt.

In conjunction with the February 20, 2015 debt offering, the Company paid its placement agent, and/or its designees a commission equal to $210,000 consisting of (i) $50,000 in cash, (ii) 800,000 shares of the Company’s common stock and (iii) warrants exercisable for up to 1,050,000 common shares at an exercise price of $0.20 per share.

Total debt offering costs of approximately $509,000 included placement agent commissions, underwriter’s commissions, legal fees, consulting services, and audit and accounting services, and filing service fees, and were netted against the gross proceeds received.

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

Note 7 - Warrants

As disclosed in Note 5, on February 20, 2015, the Company issued approximately $3,049,000 in 6% senior secured convertible notes with warrants for 7,621,875 common shares at an exercise price of $0.20 per share and the Company paid its placement agent and/or its designees a commission, which included warrants exercisable for up to 1,050,000 common shares at an exercise price of $0.20 per share. The Company estimated the fair value of the warrants issued with the convertible notes to be approximately $890,000, which is recognized as additional interest expense over the term of the outstanding related notes.

The February 20, 2015 warrant agreements contain anti-dilutive provisions that adjust the exercise price if the Company issues any common stock, securities convertible into common stock, or other securities (subject to certain exceptions) at a value below the exercise price of the warrants. The warrants may also be exercised on a cashless basis if the fair market value of one share of common stock on the calculation date is greater than the exercise price of the warrant. Accordingly, the warrants have been classified as a derivative liability.

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

Accounting Standards Codification (“ASC”) 815 - Derivatives and Hedging provides guidance to determine what types of instruments, or embedded features in an instrument, are considered derivatives. This guidance can affect the accounting for convertible instruments that contain provisions to protect holders from a decline in the stock price, referred to as anti-dilution or down-round protection. Down-round provisions reduce the exercise price of a convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments, or issues new convertible instruments that have a lower exercise price. The Company has determined that the Non-Equity Offering, Resale, Compensation (related to the Offering), and Publicly Registered Warrants, with their related down-round and/or net cash settlement provisions, should be treated as a derivative and thus classified as warrants liability in the accompanying September 30, 2015 (unaudited) and December 31, 2014 consolidated balance sheets. The Company is required to report derivatives at fair value and record the fluctuations in fair value in current operations.

The Company recognizes the warrants liability at their respective fair values at inception and on each reporting date. The Company utilized a BOPM to develop its assumptions for determining the fair value of the warrants. Changes in the fair value of the derivative instrument liabilities and key assumptions at the issue date and each reporting date are as follows:

	Non-Equity
	Offering	Resale	Compensation	Publicly Registered
	Warrants	Warrants	Warrants	Warrants	Total
Balance at December 31, 2014	$27,750	$19,800	$19,700	$750,000	$817,250
Orgination of derivative instrument	897,556	-	-	-	897,556
Adjustment resulting from change in value of underlying	(378,860)	(19,290)	(17,640)	(350,000)	(765,790)

Balance at September 30, 2015	$546,446	$510	$2,060	$400,000	$949,016

	Non-Equity
	Offering	Resale	Compensation
	Warrants	Warrants	Warrants
September 30, 2015:
Annual volatility	82% - 85%	83%	85%
Risk-free rate	0.64% - 1.37%	0.92%	0.92%
Dividend rate	-%	-%	-%
Contractual term	1.59 - 4.39	2.93	3.63
Closing price of common stock	$0.12	$0.12	$0.12
Conversion/exercise price	$0.20 - 1.00	$2.66	$1.00
Origination:
Annual volatility	82%
Risk-free rate	1.22% - 1.61%
Dividend rate	-%
Contractual term	4.75 - 5.00
Closing price of common stock	$0.200 - 0.235
Conversion/exercise price	$0.20 - 0.75

The warrants liability associated with the Non-Equity Offering, Resale and Compensation warrants is considered a Level 3 liability on the fair value hierarchy as the determination of fair values includes various assumptions about future activities, stock price, and historical volatility inputs. The warrants liability associated with the Publicly Registered Warrants is considered Level 2 liability on the fair value hierarchy as the determination of fair values includes quoted warrants price, in a market that is not active. Significant unobservable inputs for the Level 3 warrants liability include (1) the estimated probability of the occurrence of a down round financing during the term over which the related warrants are exercisable, (2) the estimated magnitude of the down round and (3) the estimated magnitude of any net cash fractional share settlement. There were no transfers between Levels 1, 2, and 3 during the three and nine months ended September 30, 2015 or 2014.

Note 8 - Stock-Based Compensation

Stock-based compensation cost is included in selling, general and administrative expense in the accompanying unaudited consolidated statements of operations and totaled approximately $21,900 and $12,400, for the three months ended September 30, 2015 and 2014, respectively, and $61,700 and $411,500, for the nine months ended September 30, 2015 and 2014, respectively.

During the nine months ended September 30, 2015, the Company issued 490,000 shares of common stock to a third party market advisory service. The Company estimated the fair value of the common stock issued for services to be $98,000, which was recorded in other assets as a deferred cost, and was amortized over the six month term of service to be provided, of which $98,000 was expensed in the nine months ended September 30, 2015.

The Company issued 246,998 options during the nine months ended September 30, 2015, with a grant date fair value of $36,714. At September 30, 2015, total unrecognized compensation expense related to unvested stock based awards granted prior to that date was approximately $166,500, which is expected to be recognized over a weighted average period of 2.1 years.

During the nine months ended September 30, 2015, the Company granted contingent stock-based awards for 50,000 shares to a consultant. As of September 30, 2015, the performance criteria had not been met. The Company will begin recording expense for the fair value of the equity instrument at the date it becomes probable that the performance target will be achieved.

Note 9 - Subsequent Event

On October 20, 2015, the Company issued 490,000 shares of its common stock to a third party for market advisory services.

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

Recent Events

On October 20, 2015, the Company issued 490,000 shares of its common stock for market advisory services.

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

Results of Operations

The following tables set forth selected consolidated financial data. We derived the selected consolidated statements of operations data for the three and nine months ended September 30, 2015 and 2014, and the selected consolidated balance sheet data as of September 30, 2015 and December 31, 2014 from our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results to be expected for any future period.

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Statement of Operations Data:
Sales	$102,283	$64,355	$316,732	$254,884
Cost of sales	58,918	63,818	178,016	237,812
Gross profit	43,365	537	138,716	17,072
Selling, general and administrative expenses	739,936	841,372	2,214,181	2,608,779
Loss from operations	(696,571)	(840,835)	(2,075,465)	(2,591,707)
Other income (expense), net	265,010	22,303	329,135	(394,006)
Net loss	$(431,561)	$(818,532)	$(1,746,330)	$(2,985,713)

Net loss per common and puttable share (basic and diluted)	$(0.03)	$(0.06)	$(0.12)	$(0.27)

Weighted average of common shares outstanding (basic and diluted)	15,022,381	13,732,381	14,638,608	11,149,963
Weighted average of puttable shares outstanding (basic and diluted)	-	79,914	-	113,974

Balance Sheet Data (at end of period):	September 30, 2015	December 31, 2014
Cash and cash equivalents	$849,400	$17,077
Working capital (deficit)	460,573	(264,525)
Total assets	1,894,804	1,227,429
Total liabilities	3,145,104	1,801,705
Total stockholder' deficit	(1,250,300)	(574,276)

Three Months Ended September 30, 2015, Compared to Three Months Ended September 30, 2014

Sales

Our sales increased by 58.9% from $64 thousand for the three months ended September 30, 2014 to $102 thousand for the three months ended September 30, 2015, primarily due to reduced returns and allowances on product lifts by customers and an increase in NatGas Industrial sales in the three months ended September 30, 2015.

Cost of Sales

Our cost of sales decreased by 7.7% from $64 thousand for the three months ended September 30, 2014 to $59 thousand for the three months ended September 30, 2015, due to manufacturing process improvements, improved labor utilization and improved design and operating procedures related to the release of Pulstar with PlasmaCore.

Gross Profit

Our gross profit increased from $1 thousand for the three months ended September 30, 2014 to $43 thousand for the three months ended September 30, 2015 as a result of the increase in sales offset by decreased costs of sales driven by manufacturing process improvements, improved labor utilization and improved design and operating procedures related to the release of Pulstar with PlasmaCore. The gross profit margin was 42.4% for the three months ended September 30, 2015, which is higher than that of less than 1% for the three months ended September 30, 2014, due primarily to the favorable impact of the above factors.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses decreased by 12.1% from $841 thousand for the three months ended September 30, 2014 to $740 thousand for the three months ended September 30, 2015. The decrease is primarily as a result of a reduction of $85 thousand in legal fees, $71 thousand in marketing expense and $30 thousand in contract production labor offset by an increase of $64 thousand in consulting fees and $14 thousand in development prototypes.

Other Income (Expense), Net

Other income (expense), net increased to $265 thousand of net other income for the three months ended September 30, 2015 from $22 thousand of net other income for the three months ended September 30, 2014. The increase is primarily related to an increase in fair values of the warrants liability derivatives resulting in gains during the three months ended September 30, 2015 and 2014 of $446 and $23 thousand and a $35 thousand gain in other income from a trademark settlement offset by increases in expense of $169 thousand in warrant expense and $49 thousand of interest expense. The Company anticipates future other expense associated with the amortization of the debt discounts and debt offering costs over the lives of the respective debt as interest expense.

Net Loss and Loss Per Share

During the three months ended September 30, 2015, we had a net loss of $432 thousand as compared to a net loss of $819 thousand for the three months ended September 30, 2014 and the Company anticipates a net loss for the remainder of 2015. The decrease in operating loss for the three months ended September 30, 2015 was due primarily to managing expenses and improved gross profit.

Loss per share, both basic and diluted, for the three months ended September 30, 2015 and 2014, was $0.03 and $0.06 per share, respectively.

Nine Months Ended September 30, 2015, Compared to Nine Months Ended September 30, 2014

Sales

Our sales increased by 24.3% from $255 thousand for the nine months ended September 30, 2014 to $317 thousand for the nine months ended September 30, 2015 primarily due to reduced returns and allowances on product lifts by customers and an increase in NatGas Industrial sales in the nine months ended September 30, 2015.

Cost of Sales

Our cost of sales decreased by 25.1% from $238 thousand for the nine months ended September 30, 2014 to $178 thousand for the nine months ended September 30, 2015, due to manufacturing process improvements, improved labor utilization and improved design and operating procedures related to the release of Pulstar with PlasmaCore.

Gross Profit

Our gross profit increased from $17 thousand for the nine months ended September 30, 2014 to $139 thousand for the nine months ended September 30, 2015 as a result of the increase in sales offset by decreased costs of sales driven by manufacturing process improvements, improved labor utilization and improved design and operating procedures related to the release of Pulstar with PlasmaCore. The gross profit margin was 43.8% for the nine months ended September 30, 2015, which is higher than that of 6.7% for the nine months ended September 30, 2014, due primarily to the above factors.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses decreased by 15.1% from $2,609 thousand for the nine months ended September 30, 2014 to $2,214 thousand for the nine months ended September 30, 2015, primarily as a result of the re-pricing and accelerated vesting of outstanding stock options to purchase approximately 676,000 shares of our common stock previously granted to officers, directors, employees and consultants, which resulted in additional stock-based compensation of approximately $32,000, as well as approximately $293,000 associated with accelerating the unvested stock-based awards granted prior to that date as of September 30, 2014. In addition, reductions of $39 thousand in legal fees, $94 thousand in marketing expense, $48 thousand in salaries expense, $84 thousand in contract production labor, and $35 thousand in travel expense offset by increases of $119 thousand in consulting expense and $99 thousand in reduced production labor and overhead recovery contributing to the overall decrease.

Other Income/(Expense)

Other income (expense) increased to $329 thousand for the nine months ended September 30, 2015 from ($394) thousand for the nine months ended September 30, 2014. The change in other income (expense) is primarily related to modifications of derivative liabilities, changes in fair values of the derivative liabilities, other income from a trademark settlement and less expense related to the repayment of debt with outstanding warrants during the nine months ended September 30, 2015 versus the nine months ended September 30, 2014.

Net Loss and Loss Per Share

During the nine months ended September 30, 2015, we had a net loss of $1.7 million as compared to $3.0 million for the nine months ended September 30, 2014. The decrease for the nine months ended September 30, 2015 was primarily as a result of the re-pricing and accelerated vesting of outstanding stock options to purchase approximately 676,000 shares of our common stock previously granted to officers, directors, employees and consultants as of September 30, 2014, the modifications of derivative liabilities, changes in fair values of the derivative liabilities, and reduction in expense related to the repayment of debt with outstanding warrants.

Loss per share, both basic and diluted, for the nine months ended September 30, 2015 and 2014, was $0.12 and $0.27 per share, respectively.

Liquidity and Capital Resources

As of September 30, 2015, we had cash and cash equivalents on hand of $849 thousand and working capital of $461 thousand. We expect this amount to be sufficient to meet out operating and capital requirements until late 2015, and intend to use these funds for general corporate purposes, including, salaries, development and commercial activity, and for working capital. Management’s plans are to secure additional funding to cover working capital needs until positive cash flow from operations occurs, which is anticipated to commence in 2016.

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

Net cash used in operating activities was $1.9 million and $2.4 million, respectively, for the nine months ended September 30, 2015 and 2014.

Net cash used in investing activities was $55 thousand and $143 thousand for the nine months ended September 30, 2015 and 2014, respectively, consisting of the purchase of equipment and ongoing patent filings to protect our intellectual property.

Net cash provided by financing activities was $2.8 million and $2.9 million for the nine months ended September 30, 2015 and 2014, respectively. During the three months ended March 31, 2015, we completed the private placement on a sale of senior secured convertible notes with an aggregate principal amount of approximately $3,049,000 offset by debt offering costs paid in cash of approximately $214,000. During the nine months ended September 30, 2014, we completed the Offering for $4.0 million, which was offset by $949 thousand of offering costs, repayment of notes payable for $230 thousand, and repayments on capital lease obligations of $5 thousand.

Our cash position increased by $823 thousand and $370 thousand for the nine months ended September 30, 2015 and 2014, respectively, for the reasons described above.

As of September 30, 2015, we had outstanding notes payable totaling $3.3 million, of which $3.05 million is classified as long-term and $216 thousand is considered short term. Interest expense incurred on all debt was $118 thousand and $13 thousand for the nine months ended September 30, 2015 and 2014, respectively.

Our base monthly expenses totaled approximately $250 thousand. Due to the launch of a targeted marketing initiative, revenues from our automotive aftermarket segment are improving. Additional financing will be required in 2015 to fund research and development (including patent development and protection, prototype development and third party testing) and commercial activities in the automotive OEM and NatGas Industrial segments, which are our primary strategic markets.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this disclosure.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this disclosure.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2015 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the third quarter 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 31, 2015.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 3, 2015, the company issued 490,000 shares of common stock to a third party market advisory service. The Company estimated the fair value of the common stock issued to be $98,000.

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

Date: November 12, 2015	Enerpulse Technologies, Inc.

	By:	/s/ Joseph E. Gonnella
	Name:	Joseph E. Gonnella
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Bryan C. Templeton
	Name:	Bryan C. Templeton
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

