Form 10-K
period 2015-12-31
Enerpulse Technologies, Inc.
filed 2016-09-15
CIK 1495899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $2,704,029.

The number of shares of common stock outstanding as of September 5, 2016, was 33,046,364.

Documents Incorporated By Reference

None.

ENERPULSE TECHNOLOGIES, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

PART I

ITEM 1. BUSINESS

The following represents various industry and technical terms used in this Annual Report on Form 10-K which may not be familiar to the reader.

ASME	American Society of Mechanical Engineers

Capacitor	A passive electrical device that stores electrical energy over a long period of time and releases it over a short period of time.

Car Parc	All registered passenger vehicles on the road.

Catalytic Converter	A device used to reduce the toxicity of emissions from an internal combustion engine. It uses a catalyst to stimulate a chemical reaction in which toxic by-products of combustion are converted to less-toxic substances.

CH4	Methane, an odorless, colorless, flammable gas, which is the major constituent of natural gas. It is commonly used as a combustion fuel.

CNG	Compressed natural gas, mainly composed of CH4, is reduced to less than 1% of the volume it occupies at standard atmospheric pressure. It is a substitute for gasoline as a vehicle fuel and is usually stored and distributed in cylindrical or spherical hard containers at pressures of 2,900 – 3,600 psi.

CO	Carbon monoxide, most commonly referenced in emissions analysis from the combustion process, is produced from the partial oxidation of carbon-containing compounds and forms when there is not enough oxygen to produce carbon dioxide (CO2).

CO2	Carbon dioxide, most commonly referenced in emissions analysis from the combustion process, is a gas produced as a byproduct of combustion.

EGR	Exhaust gas recirculation

Emissions	Regulated tailpipe emissions from fuel combustion consisting mainly of unburned hydrocarbon fuel (HC), CO, CO2, NOx and CH4.

EPA	United States Environmental Protection Agency

IC Engines	Internal combustion engines commonly used for transportation and power generation. Spark ignited IC engines use a spark plug to initiate combustion, whereas diesel IC engines use high compression to initiate combustion.

Landfill Gas	Primarily methane, it is naturally produced by organic decomposition in landfills.

LNG	Liquefied natural gas; used for easier storage or transport.

LPG	Liquefied petroleum gas or propane

MPG	Miles per gallon is a measure of fuel economy.

NGV	Natural gas vehicle

NOx	Regulated tailpipe emissions measuring concentrations of nitrogen and oxygen.

OEM	Original equipment manufacturer

Φ	PHI, the equivalence ratio in combustion engineering, is the actual fuel-air ratio with respect to the stoichiometric fuel-air ratio. A Φ > 1.0 is a rich mixture, or more fuel than air. A Φ of 1.0 is the ratio of 14.7 parts air to 1 part fuel by mass. A Φ < 1.0 is a lean mixture, or more air than fuel.

n-PAC®	Plasma assisted combustion; Enerpulse’s patented technology.

Plug-and-Play	Applications where no changes to a vehicle’s ignition system are required for installation or use of n-PAC® technology in the aftermarket and service channels.

Pulse Plug	Enerpulse n-PAC® technology embedded in the physical space of a conventional spark plug.

Pulse Power	The accumulation of energy over a relatively long period of time, followed by its quick release, thus increasing the instantaneous power.

SAE	Society of Automotive Engineers

Overview

Enerpulse Technologies, Inc. has designed, developed and commercialized a high-power, capacitor-based technology that improves performance of spark-ignited internal combustion (IC) engines in such areas of horsepower, torque, fuel economy, acceleration, combustion stability and emissions. Our patented technology is Nano-Plasma Assisted Combustion (n-PAC®) technology. We believe our n-PAC® technology will enable fuel consumption and emissions improvements. Furthermore, we believe n-PAC® technology will enhance vehicle performance by increasing engine torque and improving throttle response and combustion stability.

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

Disadvantages of n-PAC® Technology

Some potential disadvantages of our n-PAC® technology compared to conventional spark plugs currently on the market with which our products compete are as follows:

●	our products will cost slightly more than conventional spark plugs;

●	our products require a paradigm shift at OEMs to understand the technical and functional differences between n-PAC® technology and conventional spark plugs; and

●	our products require OEM engine control recalibration to optimize the performance advantages including horsepower, torque and fuel economy.

Natural Gas Markets (Stationary and Vehicular)

Natural gas is used in large stationary IC engines for a variety of applications such as compression on natural gas pipelines; base load, distributed and peak demand generation of electricity; and for pumping oil and other liquids. Manufacturers of stationary natural gas engines include companies such as Rolls-Royce, General Electric, Kawasaki, Jenbacher, Caterpillar and Cummins.

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

To date, we have earned minimal revenue from the Natural Gas Vehicular Market. To date, we have earned a small revenue stream from The Natural Gas Industrial Engine market. The primary focus has been to develop a commercially viable plug for the large industrial engines. We have completed the initial plug development stage for this market and continue to add models to meet the requirements of operators based on the demands of the fuel type. We have an agreement with a distributor in Europe and the US markets and have been conducting trials with large engine operators in North America and Europe in order to roll out to a larger segment of the market.

Automotive OEM Market

All major automotive OEMs that produce passenger vehicles, light duty trucks, or motorcycles use spark-ignited IC engines. In the OEM segment, we believe our n-PAC® technology will provide benefits for all gasoline and/or natural gas spark-ignited IC engine, regardless of manufacturer or vehicular platform.

We are actively engaged in collaborative testing programs of our n-PAC® technology at major automotive OEMs; however, we have not yet entered into any sale agreements. We believe our n-PAC® technology benefits are additive to any major modifications that OEMs may make to their engines such as turbo or supercharging, direct gas injection or variable valve timing. Unlike other solutions utilizing electric and/or hybrid propulsion systems in order to meet regulatory standards, our n-PAC® technology does not rely on massive changes to vehicle drive systems, fuel distribution systems or electric power infrastructures for its success.

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

We currently sell our Pulstar® pulse plugs in the “Plug-and-Play” automotive aftermarket through multiple “big box” and internet automotive parts retailers including Advance Auto Parts, O’Reilly Auto Parts, AutoZone, Pep Boys, Jegs, Onyx, Amazon.com, USAutopart.com, Autoanything.com, SparkPlugs.com and a variety of international distributors. We are also selling in the power sports aftermarket through specialized motorcycle parts and accessories dealers and retailers including J&P Cycle, Custom Chrome and Tucker Rocky.

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

Renewable energy is not only a buzz word but a rapidly growing segment of the Gas markets. Converted diesel or special built gas engines are used to produce electricity from landfill or bio gas. While not as clean or high methane content as refined natural gas, it is very significant in the effort to reduce dependence on fossil fuels. The electricity produced is then sold to the grid. Caterpillar claims to have over 10,000 of their special built landfill gas engines in the field.

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

Automotive OEM Market

According to the International Organization of Motor Vehicle Manufacturers (OICA), the United States is the second largest country for global automotive OEM production next to China. Total passenger car, light and heavy duty truck production in the United States consisted of 8.6 million units in 2011, 10.3 million units in 2012, 11.1 million units in 2013, 11.7 million units in 2014, and 12.1 million units in 2015. In the European Union, total passenger car, light and heavy duty truck production was 17.5 million units in 2011, 16.3 million units in 2012, 16.2 million units in 2013, 17.0 million units in 2014, and 18.2 million units in 2015.

Automotive OEMs are under tremendous pressure to reduce emissions and improve fuel economy due to strengthened global regulations, coupled with consumer demand for better performing vehicles. In August 2013, the United States announced strict new vehicle fuel-efficiency standards, requiring that the United States auto fleet average 54.5 MPG by 2025, which expand on existing standards requiring American-made cars and light trucks to average 34.5 MPG by 2016. Additionally, the EPA and California Air Resources Board (CARB) have mandated lower emissions in IC engine equipped vehicles sold in the United States. European regulatory authorities have come out with their own set of emission reduction mandates that went into effect in 2015.

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

Our Solution

We believe our n-PAC® technology improves fuel ignitability, combustion efficiency and combustion stability of IC engines, thus enabling engines to operate with consistent ignition using less fuel in the fuel mixture and/or precise ignition with more exhaust gas in the fuel mixture resulting in improved engine starting, lower fuel consumption, and reduced exhaust emissions while, at the same time, delivering increased power (torque) and improved throttle response.

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

Our Growth Strategy

Utilize Compelling Field Test Data To Rapidly Expand Sales in the Natural Gas IC Engine Market

We believe that natural gas IC engine manufacturers, service providers and engine operators are looking to aggressively adopt new technologies in pursuit of reduced fuel consumption and engine maintenance. Our strategy is to continue supplying stationary natural gas fueled IC engine service providers and owner-operators with n-PAC® technology test data that demonstrates improved fuel economy, reduced emissions, durability, and engine stability utilizing Enerpulse’s n-PAC® technology when compared to conventional spark plugs. To accelerate penetration in this segment, we have entered into an exclusive North American distribution agreement with Freepoint. Freepoint has strong established business relationships throughout the energy sector. In addition, we also established an exclusive distribution agreement in Europe with Hatraco.

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

Support Aftermarket Channels to highlight Plasma Technology to other markets

Aftermarket sales channels are an important part of our overall business strategy as they provide the following benefits:

●	facilitate integration of pulse power technology into a commercial product applicable to a broad range of vehicles;

●	introduce our Pulstar® brand and heightens public awareness of n-PAC® technology in vehicular applications;

●	enable serial production scale-up; and

●	provide field tests to validate the performance and durability of n-PAC® technology in operating conditions.

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

Automotive and Power Sports Aftermarkets

In the automotive aftermarket, we currently offer 12 Pulstar® branded models covering 75% of automobiles and light duty trucks in the current North American car parc. This is in contrast to the hundreds of models offered by conventional spark plug manufacturers required to cover the remaining 25%. We are able to do this because our Pulstar PlasmaCore® brand relies on high power discharge to deliver robust ignition, eliminating the need for a proliferation of electrode configurations, exotic materials and precise spark placement geometries. Our aftermarket products are “Plug-and-Play”; no changes to a vehicle’s ignition system are required for installation.

The power sports aftermarket is very diverse with literally hundreds of OEMs. Initially, we targeted the large cruiser motorcycle market with two designs that covered all U.S. manufactured cruiser products from 1984 to present. We have since added three more models to cover metric (European and Asian) motorcycles.

Average retail selling price ranges from $15 to $18 for the automotive and power sports aftermarkets.

Product Development

Our latest automotive aftermarket n-PAC® technology products are designed to be compatible with current engine ignition and emissions systems. Future generations will be engineered to meet the increasing ignitions demands future engine technology advances will require. n-PAC® technology has been designed to meet this need where conventional spark plug designs are limited.

Our latest Natural Gas Industrial products have been in development for the past two years. The n-Pac technology is well received by this market. The demand of the engines running Natural Gas required the Enerpulse Development team to provide various configurations in order to meet the specific requirements of each Industrial segment. For example landfill gas operated engines require a slightly different configuration than a pipeline gas engine.

The first stage of OEM commercialization utilizes our latest design and optimizes its performance through reprogramming the vehicle’s on-board computer system. In this stage, electrode geometry is tailored to the particular requirements of each OEM engine platform. For example, while all OEMs are interested in meeting government regulations, such as CAFE (Corporate Average Fuel Economy) and exhaust emissions (EPA Code of Federal Regulations in the United States), certain engine models will focus on power and torque while others on fuel economy. The final stage of commercialization will involve more extensive collaboration and customization with vehicle and engine manufacturers in order to fully integrate n-PAC® technology into the entire ignition system strategy. Enerpulse is currently in the first stage at five major automotive OEMs.

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

In addition, in June 2015, we signed a separate non-exclusive distributor agreement with Hatraco for the European market. Under the terms of the agreements, the exclusivity covers the vehicular alternative fuel market for a period of five years in the North America and Caribbean markets for Green Bridge, and the European Union markets for International Group, which is subject to minimum purchase quantities to maintain exclusivity.

We commenced sales in the natural gas industrial engine segment in 2015, but believe will build momentum with large operators in North America and Europe during 2016 as successful trials of our n-PAC® technology by engine operators, engine service organizations and engine OEMs gains traction, but there is no guarantee that this will occur. No intermediate distribution channel is required to support this market.

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

Automotive and Power Sports Aftermarkets

Our primary source of revenue is from automotive and power sports aftermarket sales. This is spread across a dozen major retailers with the “big boxes” accounting for a significant portion of our revenue, but it is the consumer that pulls through the sales based on word of mouth and advertising, therefore a significant amount of our revenues could come from many distribution points in these two markets.

We are currently selling our Pulstar® branded PlasmaCore® Spark plugs in the “Plug-and-Play” automotive and power sports vehicles aftermarkets through a variety of channels. Pulstar ® plugs are available nationally at retailers Advance Auto Parts, O’Reilly Auto Parts, Jegs, CarId.com, Amazon.com, USAutopart.com, Autoanything.com and SparkPlugs.com. They are also available at specialty retailers that cater to the power sports vehicles market such as, J&P Cycle, Custom Chrome, and Tucker Rocky. In addition, we have established an online presence using Facebook, banner ads, postings and landing pages to market the Pulstar PlasmCore® brand. To date, our sales into the aftermarket segment have been somewhat limited as we compete with much better capitalized spark plug companies for shelf and stocking space, as well as limitations we face in funding for aggressive sales and marketing.

Manufacturing

We currently manufacture our Plasma Spark plugs in our Albuquerque, New Mexico facility. The facility can manufacture 2,000,000 pulse plugs per year. We believe this capacity will support volume requirements for the automotive aftermarket and the natural gas IC engine segment through 2016. We are also exploring manufacturing relationships for the automotive OEM segment with leading spark plug manufacturers in order to increase manufacturing capacity and reduce costs. We believe that in order to secure OEM adoption, we will need to establish a manufacturing relationship with a Tier-1 spark plug manufacturer.

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

We currently hold 26 registered patents in the United States, the European Union, Japan, Canada, Mexico and Australia and have 21 patent applications pending in the United States, the European Union, Japan, Canada, Korea, China, Australia, India, Mexico and Brazil. Our patents relate to various aspects of our n-PAC® technology, including the high power discharge fuel ignitor, combustion ignitors, initiation systems and initiation devices used in our Pulstar® pulse plugs.

Research and Development Expenditures

Our research and development expenses to date have primarily included costs to develop and enhance our core technology, our n-PAC® products, our manufacturing process, and third-party testing. During the year ended December 31, 2015, we incurred $454,091 in research and development expenses as compared to $362,348 incurred during the year ended December 31, 2014. We expect our research and development activities and expenses to increase significantly as we execute on our business plan and pursue sales in the automotive OEM market. Currently, we bear all research and development costs.

Competition

We are not aware of any competitors offering an integrated capacitive discharge product to our market verticals. We further believe that our 26 issued patents, 21 pending patents, and ongoing patent mapping strategy will prevent any directly competitive product from being developed and/or commercialized. There are, however, well-established spark plug manufacturers that may seek to prevent Pulstar® from taking market share in the spark plug industry. The leaders in the global market of spark plug manufacturing are Autolite, Bosch, AC Delco, Champion, Denso and NGK.

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

Employees

We currently have 8 full-time and 2 part time employees and three individuals employed on a contract basis. All employees are required to execute non-disclosure agreements as part of their employment. Contract staffing companies or the individual contract employees are also required to execute a non-disclosure agreement with us. We believe our relations with our employees are good. None of our employees are subject to collective bargaining agreements.

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

These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent registered public accounting firm’s report on our audited financial statements as of and for the year ended December 31, 2015. If we are unable to continue as a going concern, investors will likely lose all of their investment in our company. The consolidated financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty. Please see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” for further information.

We anticipate that our cash on hand will be insufficient to fund our plan of operations for the next 12 months and if we are unable to raise additional capital, our business may fail and stockholders may lose their entire investment.

We intend to finance our business, in part, through the public offering of equity and debt securities as needed. On July 27, 2016, we closed a private placement on a sale of senior secured convertible notes with an aggregate principal amount of $402,500. The notes accrue interest at 10% and 15% per annum and mature in 36 months. The notes are convertible into 40,250,000 shares of our common stock. On February 20, 2015, we closed on a private placement on a sale of senior secured convertible notes with an aggregate principal amount of $3,050,000 which notes accrue interest at a 6% per annum interest rate and mature in 36 months. The notes are convertible into 15,250,000 shares of our common stock. As part of the private placement, we also issued warrants exercisable for up to 7,625,000 common shares at an exercise price of $0.20 per share. If we fail to raise additional capital through the public offering of shares, obtain additional financing from other sources, including from sales revenues, loans or private investments, we may be required to change our planned business strategies. If we are unable to obtain adequate financing, we may not be able to successfully develop and market our products and services. As a result, we would need to curtail business operations, which would have a material negative effect on operating results, the value of our outstanding stock is likely to fall, and our business may fail, causing our stockholders to lose their entire investment.

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

Our past operating results may not be accurate indicators of future performance, and you should not rely on such results to predict our future performance. Our operating results have fluctuated significantly in the past, and could fluctuate in the future. Factors that may contribute to fluctuations include:

●	changes in aggregate capital spending, cyclicality and other economic conditions, or domestic and international demand in the industries we serve;

●	our ability to effectively manage our working capital;

●	our ability to satisfy consumer demands in a timely and cost-effective manner;

●	pricing and availability of labor and materials;

●	our inability to adjust certain fixed costs and expenses for changes in demand;

●	shifts in geographic concentration of customers, supplies and labor pools; and

●	seasonal fluctuations in demand and our revenue.

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

We rely upon sales made by or through non-affiliated distributors to customers. Sales through distributors accounted for 88% of our net sales during 2015. The loss of, or business disruption at, one or more of these distributors may harm our business. If we are required to obtain additional or alternative distribution agreements or arrangements in the future, we cannot be certain that we will be able to do so on satisfactory terms or in a timely manner. Our inability to enter into satisfactory distribution agreements may inhibit our ability to implement our business plan or to establish markets necessary to expand the distribution of our products successfully.

We derive a significant portion of our revenue from a few customers and the loss of one of these customers, or a reduction in their demand for our services, could adversely affect our business, financial condition, results of operations and prospects.

Our customer base has been highly concentrated. One or a few customers have represented a substantial portion of our consolidated revenues and gross profits in any one year or over a period of several consecutive years. Advance Auto Parts accounted for 5% and 2% of our total revenues in the years ended 2015 and 2014, respectively. AutoZone accounted for 11% and 13% of our total revenues in the years ended 2015 and 2014, respectively. O’Reilly Auto Parts accounted for 7% and 9% of our total revenues in the years ended December 31, 2015 and 2014, respectively. One other customer accounted for 10% and 10% of our total revenues in the years ended December 31, 2015 and 2014, respectively Although our customer base was less concentrated during fiscal year 2015, a limited number of customers may continue to comprise a substantial portion of our revenue for the foreseeable future. We could lose business from a significant customer for a variety of reasons, including:

●	the consolidation, merger or acquisition of an existing customer, resulting in a change in procurement strategies employed by the surviving entity that could reduce the amount of orders we receive;

●	our performance on individual relationships with one or more significant customers are impaired due to another reason, which may cause us to lose future business with such customers and, as a result, our ability to generate income would be adversely impacted; and

●	the strength of our professional reputation.

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

The patents protecting our proprietary technologies expire after a period of time. Currently, our patents have expiration dates ranging from 2018 through 2033. If we are not successful in protecting our proprietary technology, it could have a material adverse effect on our business, financial condition and results of operations.

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

Our inability to obtain sufficient quantities of these components, if and as required in the future, may subject us to:

●	delays in delivery or shortages in components that could interrupt and delay manufacturing and result in cancellations of orders for our products;

●	increased component prices and supply delays as we establish alternative suppliers;

●	inability to develop alternative sources for product components;

●	required modifications of our products, which may cause delays in product shipments, increased manufacturing costs, and increased product prices; and

●	increased inventory costs as we hold more inventory than we otherwise might in order to avoid problems from shortages or discontinuance, which may result in write-offs if we are unable to use all such products in the future.

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

If we lose any of our executive officers or key employees, including Louis S. Camilli and Bryan C. Templeton, which have many years of experience with us and within the automotive industry and other manufacturing industries, or are unable to recruit qualified personnel, our ability to manage the day-to-day aspects of our business may be materially adversely affected. We do not currently maintain “key person” life insurance on any of our executives or employees. Our senior management and key personnel are all employed on an at-will basis, which means that they could terminate their employment with us at any time, for any reason and without notice. The loss of the services of one or more executive officers or key employees, who also have strong personal ties with our customers and suppliers, could have a material adverse effect on the our business, financial condition and results of operations.

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

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to and may rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

●	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

●	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

●	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay”, “say-on-frequency” and “say-on-golden parachute;” and

●	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive’s compensation to median employee compensation.

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

There is substantial and continuing pressure from automotive OEMs to reduce the prices they pay to suppliers. Virtually all OEMs have aggressive price reduction initiatives that they impose upon their suppliers, and such actions are expected to continue in the future. Since suppliers’ prices cannot increase, suppliers must be able to reduce their operating costs in order to maintain profitability.

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

There is currently a limited market for our common stock and warrants. Our common stock is currently traded under the symbol “ENPT,” but currently with low volume, based on quotations on the OTC marketplace pink sheets, operated by OTC Markets Group, Inc., meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or occasionally non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is still relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our stock until such time as we became more viable. Additionally, many brokerage firms may not be willing to effect transactions in the securities. As a consequence, there may be periods of several days or more when trading activity in our stock is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

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

The quotation of our common stock on the OTC marketplace does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years such market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Many institutional investors have investment policies which prohibit them from trading in stocks on the OTC marketplace. As a result, stocks traded on the OTC marketplace generally have limited trading volume and exhibit a wide spread between the bid/ask quotations than stock traded on national exchanges. Our common stock is thus subject to significant volatility. Sales of substantial amounts of common stock, or the perception that such sales might occur, could adversely affect prevailing market prices of our common stock and our stock price may decline substantially in a short time and our stockholders could suffer losses or be unable to liquidate their holdings. Our stock is thinly traded due to the limited number of shares available for trading on the market thus causing large swings in price.

Even if a sustained active public trading market develops for our registered common stock, the market price of our common stock may also fluctuate significantly in response to the following factors, most of which are beyond our control:

●	variations in our quarterly operating results;

●	changes in general economic conditions and consumer spending habits;

●	announcements by us or our competitors of significant new contracts, acquisitions, strategic partnerships or joint ventures, or capital commitments;

●	loss of a significant distributor, retailer, partner or joint venture participant; and

●	the addition or loss of key managerial and collaborative personnel.

The equity markets have, on occasion, experienced significant price and volume fluctuations that have affected the market prices for many companies’ securities and that have often been unrelated to the operating performance of these companies. Any such fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance. As a result, stockholders may be unable to sell their shares, or may be forced to sell them at a loss.

We expect volatility in the price of our common stock, which may subject us to securities litigation and thereby divert our resources which may materially affect our profitability and results of operations or force us to cease operations.

If established, the market for our common stock may be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities, could divert management’s attention and resources, and could ultimately force us to cease operations whereby you could lose your entire investment.

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

Pursuant to Rule 144 (“Rule 144”) of the Securities Act, a “shell company” is defined as a company that has no or nominal operations and either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets. We were a “shell company” pursuant to Rule 144 prior to the closing of the Merger, and as such, sales of our securities pursuant to Rule 144 are not permitted until a period of at least 12 months has elapsed from September 10, 2013, which was the date on which the Current Report on Form 8-K, reflecting our status as a non-”shell company” was filed with the SEC. Therefore, any restricted securities we sell after September 10, 2014 or issue to consultants or employees in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered under the Securities Act and/or unless we and the selling stockholders are in compliance with the other requirements of Rule 144. As a result, it may be more difficult for us to raise funding to support our operations through the sale of debt or equity securities unless we agree to register such securities under the Securities Act, which could cause us to expend additional time and cash resources. Further, it may be more difficult for us to compensate our employees and consultants with our securities instead of cash. Our previous status as a “shell company” could also limit our use of our securities to pay for any acquisitions we may seek to pursue in the future (although none are currently planned), which could cause the value of our securities, if any, to decline in value or become worthless. In addition, any shares held by affiliates, including shares received in any registered offering, will be subject to the resale restrictions of Rule 144(i).

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own any real properties. We maintain our principal executive office property at 2451 Alamo Ave SE, Albuquerque, NM 81706, which is leased under a month to month lease extension effective March 1, 2016 with a cost of $5,500 per Month. The Company moved to a month to month lease until a new lease is negotiated. The property consists of mixed-use commercial office, production, and warehouse facility of 13,400 square feet. We perform all our manufacturing and research and development activities at this location. We believe our present property is suitable for our current and planned near-term operations and provides us with sufficient space to conduct our operations. We fully utilize our current premises.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the OTC Marketplace Pink Sheets under the symbol “ENPT” as of May 16, 2014, upon closing of our initial public offering. Prior to then, no market existed for our common stock and we were listed on the OTCQB.

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

	Price Range of Common Stock
Fiscal Year Ended December 31, 2015	High	Low
Fourth quarter	$0.12	$0.01
Third quarter	$0.18	$0.04
Second quarter	$0.19	$0.04
First quarter (1)	$0.44	$0.09

(1)	On February 20, 2015 the company closed on $3.050M convertible notes. The high took place during that week.

Transfer Agent

Shares of our common stock are issued in registered form. Securities Transfer Corporation, 2591 Dallas Parkway, Suite 102, Frisco, Texas (Telephone: (469) 633-0101 is the registrar and transfer agent for shares of our common stock.

Holders of Common Stock

As of September 6, 2016, we had approximately 891 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Item 6. Selected Financial Data

The following tables set forth selected consolidated financial data. We derived the selected consolidated statement of operations data for the years ended December 31, 2015 and 2014, and the selected consolidated balance sheet data as of December 31, 2015 and 2014 from our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected for any future period.

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Twelve Months Ended
	December 31,
	2015	2014

Statement of Operations Data:
Sales	$383,709	$311,898
Cost of sales	219,654	316,580
Gross profit (loss)	164,055	(4,682)
Selling, general and administrative expenses	3,473,185	3,436,621
Loss from operations	(3,309,130)	(3,441,303)
Other income (expense), net	939,107	(387,108)
Net loss	$(2,370,023)	$(3,828,411)

Net loss per common and puttable share (basic and diluted)	$(0.16)	$(0.32)

Weighted average of common shares outstanding (basic and diluted)	14,831,997	11,800,874
Weighted average of puttable shares outstanding (basic and diluted)	-	85,247

Balance Sheet Data (at end of period):	December 31, 2015	December 31, 2014
Cash and cash equivalents	$221,575	$17,077
Working capital (deficit)	(147,154)	(264,525)
Total assets	778,601	1,227,429
Total liabilities	2,533,521	1,801,705
Total stockholder’ deficit	(1,754,920)	(574,276)

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

Overview

We were incorporated in the state of Nevada on May 3, 2010 and currently conduct our operations primarily through our wholly-owned subsidiary, Enerpulse, Inc., which was incorporated in the state of Delaware on January 20, 2004. We designed, developed and commercialized a capacitor-based Precise Combustion Ignition (n-PAC®) technology for use in the automotive original equipment manufacturer (OEM) market and the automotive aftermarket. Our n-PAC® technology, found in Enerpulse’s Pulstar PlasnaCore® units, fits directly into existing internal combustion (IC) engine systems and fuel delivery infrastructures. Unlike other solutions utilizing electric and/or hybrid propulsion systems, our technology does not rely on massive changes to vehicle drive systems or fuel or power infrastructures for its success. Our n-PAC® technology is ready for immediate deployment into existing vehicles (aftermarket) and the vast majority of new vehicles being produced around the world (OEM). Our headquarters are located in Albuquerque, New Mexico.

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

Effective October 4, 2013, we changed our name to Enerpulse Technologies, Inc.

Recent Events

On July 27, 2016, we closed a private placement on a sale of senior secured convertible notes with an aggregate principal amount of $402,500. The notes accrue interest at 10% and 15% per annum and mature in 36 months. The notes are convertible into 40,250,000 shares of our common stock.

On July 27, 2016, as part of the private placement, 8,671,875 warrants issued as part of the February 20, 2015 private placement were exchanged for 8,671,875 shares of common stock.

On August 23, 2016, 8,842,108 shares of common ctock were issued to the lead investor in the July 27, 2016 private placement at a price of $.01 per share.

On July 27, 2016, 10 shares of Preferred Stock were granted at price of $0.01 per share.

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

Intangible Assets

Intangible assets include trademarks and patents and have been amortized on a straight-line basis over the shorter of their legal lives or estimated economic life.

Management reviews all of the Company’s trademarks and patents for impairment when events or changes in circumstances indicate that that the related carrying amounts may not be recoverable. Factors that would indicate potential impairment include a significant decline in the Company’s stock price and market capitalization compared to its net book value, significant changes in the ability of a particular asset to generate positive cash flows, and significant changes in the Company’s strategic business objectives and utilization of a particular asset. Management utilizes estimates that are consistent with the Company’s business plans and takes into consideration a market participant view of the assets being evaluated.

In the fourth quarter of 2015, the Company’s stock price and market capitalization declined significantly. In addition, although management is in the process of raising additional funds to support the Company’s operations going forward, the Company has not yet been successful in securing additional funding significant enough to support its operations through the date management expects to become cash flow positive. In the fourth quarter of 2015, intangible assets were written down by approximately $500,600 (recorded as an impairment charge within operations), based on the above factors and uncertainty as to the ability of these assets to generate future positive cash flows.

Management plans to continue to develop, utilize and defend these trademarks and patents going forward, and will expense these related future costs as a matter of policy, until such time as an evaluation indicates that the option to capitalize such costs in the future is available.

Patent-related expenditures totaled $50,100 and $128,200 for the years ended December 31, 2015 and 2014, respectively.

Impairment of Long-lived Assets

Management reviews and evaluates long lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Recoverability is measured by comparing the total estimated future cash flows on an undiscounted basis to the carrying amount of the assets. If such assets are considered to be impaired, an impairment loss is measured and recorded based on the amount that carrying value exceeds discounted estimated future cash flows. Management’s estimates of future cash flows are based on numerous assumptions, and it is possible that actual future cash flows will be significantly different than the estimates, which are subject to significant risks and uncertainties. Management believes there is no impairment to long lived assets (other than intangible assets discussed above) as of December 31, 2015 and 2014.

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

Financial Instruments

We determine the fair value of our financial instruments based on the hierarchy established FASB ASC 820, “Fair Value Measurements and Disclosures.” The three levels of inputs used to measure fair value are as follows:

●	Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

●	Level 2: Quoted prices in markets that are not active, or inputs, which are observable, either directly or indirectly, for substantially the full term of the asset or liability.

●	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

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

Results of Operations

Year Ended December 31, 2015, Compared to Year Ended December 31, 2014

Sales

Our sales increased by 23% from $312 thousand in 2014 to $384 thousand in 2015 as a result of a slight increase in gross sales to the automotive aftermarket and the beginning of Natural Gas market sales for industrial engines. This was primarily due to (i) an improvement in lower returns and allowances in the automotive aftermarket in 2015 compared to 2014 and (ii) the initial trials in 16 and 20 cylinder Industrial Natural Gas engines.

Cost of Sales

Our cost of sales decreased by 30.1% from $317 thousand in 2014 to $220 thousand in 2015, due to continued improvement in process control and labor efficiency. The decrease in the overall cost of our production process is due to higher yields and lower allocation of unrecovered labor and overhead costs. Allocation of labor and overheard costs recorded to cost of sales were $28,000 and $117,000 in 2015 and 2014, respectively. Also, during 2015 and 2014, we wrote off excess components associated with product development. We recorded $100,000 and $21,000 in R&D prototype expense in 2015 and 2014, respectively. We currently anticipate that our cost of sales should stay about the same as a percentage of sales until the volumes increase allowing for improved volume pricing on components. The raw materials “component costs” are primarily driven by a few key items. The center electrode, the shell containing the ground electrode, and the insulator are all standard components to a conventional spark plug, but can have the most negative impact to the cost of a finished good. Most materials are not unique and are easily obtained through various suppliers, but at low volume landed cost for each component can double the price if flown air freight versus on the ocean or by ground. In the industrial segment to retain the quality of insulator needed and gain the needed price per piece, we must order in volumes that are slightly larger than the current demand.

Gross (Loss) Profit

Our gross profit improved from a gross loss of $5 thousand in 2014 to a gross profit of $164 thousand in 2015 as a result of a increase in sales and reduction in cost of sales driven by a improved use of under recovered direct overhead and labor, and higher manufacturing yields. The gross profit margin was 43% in 2015, which is higher than that the gross loss margin of 2% in 2014, due primarily to increased industrial sales and lower cost of sales due to lower scrap at end of line testing protocols, stable component usage, and lower returns and allowances in 2015.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased from $3.4 million in 2014 to $3.5 million in 2015, primarily as a result of a write down of our patent portfolio of approximately $501,000, offset by reduced stock based compensation, legal, wages, marketing and professional fees of approximately $838,000, which were offset by an increase in consulting costs associated with hiring a financial market service company.

Other Income (Expense), Net

Other income (expense), net increased to $938 thousand of net other expense in 2015 from ($387) thousand in net other expense in 2014. The increase in net other income is primarily related to changes in fair values of the associated assets of the derivative liabilities related to warrants outstanding, and additional expense related to interest and amortization of debt discounts on convertible notes received in 2015.

Net Loss and Loss Per Share

In 2015, we had a net loss of $2.4 million compared to $3.8 million in 2014. The net loss for 2015 was primarily a result of selling and general administrative expense, interest expense and amortization of debt discounts on convertible notes issued in 2015, and changes in fair values of the associated derivative liabilities and gross profit based on improved sales and manufacturing yields in 2015 that were not present in 2014. The net loss for 2014 was primarily a result of the re-pricing and accelerated vesting of outstanding stock options to purchase approximately 676,000 shares of our common stock previously granted to officers, directors, employees and consultants, the modifications of derivative of liabilities, changes in fair values of the associated derivative liabilities, and additional expense related to the repayment of debt with warrants outstanding.

Liquidity and Capital Resources

As of December 31, 2015, we had cash and cash equivalents on hand of $222 thousand and working deficit of $149 thousand. Management’s plans are to secure additional funding to cover working capital needs until positive cash flow from operations occurs, which is anticipated to commence in 2017. The Company has a history of securing funding from various venture capital firms (approximately $22 million) since 2004. In addition, the Company filed with the SEC, a Registration Statement on Form S-1 (the “Offering”), which was declared effective by the SEC on May 13, 2014 for the public offering of 5,000,000 shares of common stock and 5,000,000 warrants to purchase up to an aggregate of 7,500,000 shares of common stock. On May 16, 2014, the Company announced the pricing of the Offering and on May 21, 2014, the Company closed the Offering for 5,000,000 shares of its common stock and 5,000,000 warrants at an offering price of $0.75 per share and $0.05 per warrant, resulting in gross proceeds of $4.0 million. During March 2014, the Company also received $230,000 in financing in exchange for promissory notes with warrants, which funded the Company prior to the closing of the Offering. On February 20, 2015, we closed on a private placement, through our placement agent, on a sale of senior secured convertible notes with an aggregate principle amount of $3,050,000, which notes accrue interest at a 6% per annum and mature in 36 months. The notes are convertible into 15,250,000 shares of our common stock. As part of the private placement, we also issued warrants exercisable for up to 7,625,000 common shares at an exercise price of $0.20 per share. In its capacity as placement agent, we paid Roth and/or its designees a commission equal to $210,000 consisting of (i) $50,000 in cash, (ii) 800,000 shares of our common stock and (iii) warrants exercisable for up to 1,050,000 common shares at an exercise price of $0.20 per share. On July 27, 2016, we closed a private placement on a sale of senior secured convertible notes with an aggregate principal amount of $402,500. The notes accrue interest at 10% and 15% per annum and mature in 36 months. The notes are convertible into 40,250,000 shares of our common stock at $0.01 per share.

Net cash used in operating activities was 16.7% lower at $2.5 million compared to $3.0 million for the years ended December 31, 2015 and 2014, respectively. This is primarily due to lower selling, general and administrative costs and higher gross profit in 2015.

Net cash used in investing activities was $76 thousand and $166 thousand for the years ended December 31, 2015 and 2014, respectively, consisting of the purchase of equipment for research and costs related to ongoing patent filings to protect our intellectual property.

Net cash provided by financing activities was $2.8 million and $2.9 million for the years ended December 31, 2015 and 2014, respectively. During the year ended December 31, 2015, we financed convertible notes in the amount of $3.05 million, which was offset by $218 thousand of amortizable debt issuance costs related to the convertible notes, and repayments on notes payable and capital lease obligations of $76 thousand. During the year ended December 31, 2014, we completed the Offering for $4.0 million, which was offset by $949 thousand of offering costs ($66 thousand paid in 2013), the payment of $200,000 to a shareholder to redeem our common stock pursuant to a redemption agreement, and repayments on notes payable and capital lease obligations of $243 thousand.

Our cash position increased by $204 thousand and decreased by $265 thousand for the years ended December 31, 2015 and 2014, respectively, for the reasons described above.

As of December 31, 2015, we had outstanding notes payable totaling $3.3 million, of which $217,000 are classified as short-term and $3.05 million, which are classified as long-term. Interest expense incurred on all debt was $731 thousand and $70 thousand for the years ended December 31, 2015 and 2014, respectively. The interest expense in 2015 consisted primarily of non- cash interest associated with the discount attributable to the beneficial conversion feature on the debt.

We will be seeking capital to execute our business plan and reach positive cash flow from operations. Our base monthly expenses totaled approximately $250 thousand for 2015, which is expected to be reduced in 2016. In order to successfully execute our business plan, including the planned development and marketing of current products, we will need an additional $2 million of financing which will be used for growth in the industrial engine market, research and development (including patent development and protection, prototype development and third party testing), salaries and benefits and general working capital purposes.

We generated minimal revenue in the automotive aftermarket and natural gas industrial market and therefore we do not internally generate adequate cash flows to support our existing operations. Moreover, the historical and existing capital structure is not adequate to fund our planned growth. Our current cash requirements are to maintain minimal existing operations and for planned development of new products for the natural gas market in order to execute our planned strategy of accelerated commercial acceptance. We anticipate generating losses through the majority of 2016, but believe the natural gas industrial market and automotive aftermarket can break even on a go forward basis in mid to late 2017.

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

As a result of our losses from operations, minimal revenue generation and limited capital resources, our independent registered public accounting firm’s report on our consolidated financial statements as of, and for the year ended December 31, 2015, includes an explanatory paragraph discussing that these conditions raise substantial doubt about our ability to continue as a going concern. Our ability to continue to pursue our plan of operations is dependent upon our ability to increase revenues and/or raise the capital necessary to meet our financial requirements on a continuing basis.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following table summarizes our contractual obligations, including interest, and the effect these obligations are currently expected to have on our liquidity and cash flow in future periods, over the periods shown:

		Payments Due By Period
	Total Contractual Obligations	Less than One Year	Between One to Three Years	Between Three to Five Years	More than Five Years

Operating lease obligations	$11,000	$11,000	$-	$-	$-
Short-Term Debt Obligations	216,271	$216,271	$-	$-	$-
Long-term debt obligations	3,048,750	-	3,048,750	-	-
Capital lease obligations	21,356	17,776	3,580	-	-
Total	$3,297,377	$245,047	$3,052,330	$-	$-

The above table outlines our obligations as of December 31, 2015 and does not reflect any changes in its obligations that have occurred after that date.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this disclosure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Enerpulse Technologies, Inc.

Albuquerque, New Mexico

We have audited the accompanying consolidated balance sheets of Enerpulse Technologies, Inc. and subsidiary (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders’ (deficit) equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enerpulse Technologies, Inc. and subsidiary as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company reported a net loss of approximately $2.4 million in 2015, used net cash in operating activities of approximately $2.5 million in 2015, and has a working capital deficit of approximately $147 thousand at December 31, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GHP HORWATH, P.C.

Denver, Colorado

September 15, 2016

ENERPULSE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014

ASSETS
Current Assets
Cash and cash equivalents	$221,575	$17,077
Accounts receivable, net	76,964	73,572
Inventory	219,431	337,297
Other current assets	115,469	22,981
Total current assets	633,439	450,927
Intangible assets, net of accumulated amortization of $0 (2015) and $128,444 (2014)	-	483,982
Property and equipment, net	136,636	173,963
Other assets	8,526	118,557
Total assets	$778,601	$1,227,429

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$297,663	$554,747
Accrued expenses	250,425	135,968
Current portion of notes payable	216,271	-
Current portion of capital lease obligations	16,234	24,737
Total current liabilities	780,593	715,452
Long-Term Liabilities
Capital lease obligations, net of current portion	3,435	20,778
Notes payable, net of offering costs, discounts and current portion	1,577,873	248,225
Warrants liability	171,620	817,250
	1,752,928	1,086,253
Total liabilities	2,533,521	1,801,705

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock, 10,000,000 shares authorized; no shares issued and outstanding; $0.001 par value	-	-
Common stock, 100,000,000 shares authorized; 15,512,381 and 13,732,381 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively; $0.001 par value	15,513	13,733
Additional paid-in capital	28,001,694	26,812,046
Note receivable, related party	(206,149)	(204,100)
Accumulated deficit	(29,565,978)	(27,195,955)
Total stockholders’ deficit	(1,754,920)	(574,276)
Total liabilities and stockholders’ deficit	$778,601	$1,227,429

See notes to accompanying unaudited consolidated financial statements.

ENERPULSE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2015	2014

Sales	$383,709	$311,898
Cost of sales	219,654	316,580
Gross profit (loss)	164,055	(4,682)
Selling, general and administrative expenses	3,473,185	3,436,621
Loss from operations	(3,309,130)	(3,441,303)
Other income (expense), net
Fair value adjustments of derivative liabilities	1,543,186	(267,092)
Interest	(163,505)	(17,552)
Interest related to amortization of debt discount	(575,225)	(21,184)
Other income (expense)	134,651	(81,280)
Other income (expense), net	939,107	(387,108)
Net loss	$(2,370,023)	$(3,828,411)

Net loss per common share (basic and diluted)	$(0.16)	$(0.32)
Net loss per puttable common share (basic and diluted)	$-	$(0.32)

Weighted average number of shares outstanding (basic and diluted) - common	14,831,997	11,800,874
Weighted average number of shares outstanding (basic and diluted) - puttable common	-	85,247

See notes to accompanying unaudited consolidated financial statements.

ENERPULSE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

	Common stock		Additional	Note receivable,	Accumulated
	Shares	Amount	paid-in capital	related party	deficit	Total

Balances, December 31, 2013	8,732,381	8,733	$23,659,588	$(202,072)	$(23,367,544)	$98,705
Issuance of common stock, net of offering costs	5,000,000	5,000	2,592,485	-	-	2,597,485
Accrued interest on note receivable, related party	-	-	-	(2,028)	-	(2,028)
Adjustment resulting from change in value of puttable common stock	-	-	93,780	-	-	93,780
Redemption and retirement of puttable common stock	-	-	21,244	-	-	21,244
Stock-based compensation expense	-	-	430,071	-	-	430,071
Warrants repricing	-	-	14,878	-	-	14,878
Net loss	-	-	-	-	(3,828,411)	(3,828,411)
Balances, December 31, 2014	13,732,381	13,733	26,812,046	(204,100)	(27,195,955)	(574,276)
Issuance of common stock, related to offering costs	800,000	800	159,200	-	-	160,000
Beneficial conversion feature with issuance of senior secured convertible notes	-	-	752,140	-	-	752,140
Issuance of common stock, consultant	980,000	980	195,020	-	-	196,000
Accrued interest receivable	-	-	-	(2,049)	-	(2,049)
Stock-based compensation expense	-	-	83,288	-	-	83,288
Net loss	-	-	-	-	(2,370,023)	(2,370,023)
Balances, December 31, 2015	15,512,381	15,513	28,001,694	(206,149)	(29,565,978)	(1,754,920)

See notes to accompanying unaudited consolidated financial statements.

ENERPULSE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended
	December 31
	2015	2014

Cash Flows From Operating Activities
Net loss	$(2,370,023)	$(3,828,411)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	279,288	430,071
Amortization	33,450	32,157
Depreciation	55,547	56,529
Impairment expense - intangible assets	500,623	-
Amortization of repricing of warrants on notes payable	-	73,189
Amortization of debt discounts	575,225	3,198
Loss on modification of derivative liabilities	-	31,356
Fair value adjustments of derivative instruments	(1,543,186)	267,092
Interest on note receivable, related party	(2,049)	(2,028)
Provision for doubtful accounts	8,971	3,993
Provision for obsolete inventory	14,020	-
Loss on disposal of equipment	8,000	-
Changes in operating assets and liabilities:
Accounts receivable	(12,363)	15,395
Inventory	103,846	(37,914)
Accounts payable	(148,341)	(4,642)
Accrued expenses	114,457	(28,768)
Other	(91,201)	(20,862)
Net cash used in operating activities	(2,473,736)	(3,009,645)

Cash Flows From Investing Activities
Purchase of property and equipment	(26,219)	(37,791)
Purchase of intangible assets	(50,091)	(128,192)
Net cash used in investing activities	(76,310)	(165,983)

Cash Flows From Financing Activities
Proceeds from issuance of common stock and related warrants, net of offering costs	-	3,123,747
Redemption of puttable common stock	-	(200,000)
Proceeds from notes payable, net of offering costs	2,830,390	230,000
Payments on capital lease and notes payable	(75,846)	(242,649)
Net cash provided by financing activities	2,754,544	2,911,098
Net increase in cash and cash equivalents	204,498	(264,530)
Cash and cash equivalents at beginning of year	17,077	204,498
Cash and cash equivalents at end of year	$221,575	$(60,032)

Supplement cash flow information:
Cash paid for interest	$3,709	$16,764

Noncash investing and financing activities:
Warrants issued related to offering costs	$137,655	$119,570
Common stock issued related to debt offering costs	$160,000	$-
Deferred offering costs capitalized in 2013	$-	$174,514
Adjustment resulting from change in value of puttable common stock	$-	$93,780
Note payable issued in conjunction with redemption of puttable common stock	$-	$100,000
Accrued expenses included in deferred offering costs	$-	$20,466
Equipment acquired under capital lease	$-	$42,115

See notes to accompanying unaudited consolidated financial statements.

ENERPULSE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

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

Management’s Plans

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of approximately $2,370,000 and $3,828,000 for the years ended December 31, 2015 and 2014, respectively, and anticipates a net loss for 2016. The Company also used net cash in operations of approximately $2,474,000 and $3,010,000 for the years ended December 31, 2015 and 2014, respectively, and has a working capital deficiency of approximately ($147,000) at December 31, 2015. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management’s plans are to secure additional funding to cover working capital needs until positive cash flow from operations occurs. The Company has a history of securing funding from various sources including venture capital firms (approximately $22 million) since 2004 which includes a public offering of $4 million in 2014, a convertible debt raise for $3.05 million in 2015 and a convertible debt raise for $0.4 million in July 2016 (see Note 15). The Company is working with potential sources for a larger capital or debt raise.

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Concentrations of Credit Risk

The Company, in the ordinary course of business, may maintain bank balances in excess of the Federal Deposit Insurance Corporation’s (FDIC) insurance limits. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

ENERPULSE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

Note 2 - Summary of Significant Accounting Policies (continued)

Accounts Receivable, Net

Accounts receivable represent the amount billed to, but uncollected from customers. Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by identifying past due accounts. Accounts receivable are written off when deemed uncollectible. A receivable is considered to be past due if any portion of the receivable balance is outstanding for more than 90 days past each respective customer’s terms. The allowance for doubtful accounts was approximately $9,000 and $6,900, as of December 31, 2015 and 2014, respectively. No interest is charged on late accounts. No material amounts were written off during the year ended December 31, 2015 and 2014.

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

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions. Unobservable inputs require significant management judgment or estimation. In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy. In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement. Such determination requires significant management judgment. As of December 31, 2015 and 2014, cash and cash equivalents measured at fair value were classified as Level 1. As of December 31, 2015 and 2014, the Company classified the warrants liability as Level 2 and Level 3, as appropriate (see Note 10).

Inventory

Inventory is stated at the lower of average cost or market and consists of various ignition components, high voltage cables, spark plugs, and high voltage capacitors. Inventory is separated by raw goods, work in progress, and finished goods. The inventory cost method is first-in, first-out. Indirect overhead and indirect labor are allocated on a per unit basis during the work in progress and finished goods stage of production. The Company monitors inventory for turnover and obsolescence and records a reserve for excess and obsolete inventory as deemed necessary. As of December 31, 2015 and 2014, the Company had recorded a reserve of approximately $14,000 and $8,600, respectively.

ENERPULSE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

Note 2 - Summary of Significant Accounting Policies (continued)

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

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation expense totaled $55,547 and $56,529 for the years ended December 31, 2015 and 2014, respectively.

Intangible Assets

Intangible assets include trademarks and patents and have been amortized on a straight-line basis over the shorter of their legal lives or estimated economic life.

Management reviews all of the Company’s trademarks and patents for impairment when events or changes in circumstances indicate that that the related carrying amounts may not be recoverable. Factors that would indicate potential impairment include a significant decline in the Company’s stock price and market capitalization compared to its net book value, significant changes in the ability of a particular asset to generate positive cash flows, and significant changes in the Company’s strategic business objectives and utilization of a particular asset. Management utilizes estimates that are consistent with the Company’s business plans and takes into consideration a market participant view of the assets being evaluated.

In the fourth quarter of 2015, the Company’s stock price and market capitalization declined significantly. In addition, although management is in the process of raising additional funds to support the Company’s operations going forward (see note 15), the Company has not yet been successful in securing additional funding significant enough to support its operations through the date management expects to become cash flow positive. In the fourth quarter of 2015, intangible assets were written down by approximately $500,600 (recorded as an impairment charge within operations), based on the above factors and uncertainty as to the ability of these assets to generate future positive cash flows.

Management plans to continue to develop, utilize and defend these trademarks and patents going forward, and will expense these related future costs as a matter of policy, until such time as an evaluation indicates that the option to capitalize such costs in the future is available.

Patent-related expenditures totaled $50,100 and $128,200 for the years ended December 31, 2015 and 2014, respectively.

Impairment of Long-lived Assets

Management reviews and evaluates long lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Recoverability is measured by comparing the total estimated future cash flows on an undiscounted basis to the carrying amount of the assets. If such assets are considered to be impaired, an impairment loss is measured and recorded based on the amount that carrying value exceeds discounted estimated future cash flows. Management’s estimates of future cash flows are based on numerous assumptions, and it is possible that actual future cash flows will be significantly different than the estimates, which are subject to significant risks and uncertainties. Management believes there is no impairment to long lived assets (other than intangible assets discussed above) as of December 31, 2015 and 2014.

ENERPULSE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

Note 2 - Summary of Significant Accounting Policies (continued)

Offering Costs

Offering costs consist principally of legal, accounting and underwriters’ fees incurred that are directly attributable to equity and debt offerings. Offering costs related to equity offerings are charged against the gross proceeds received upon the completion of an offering. Offering costs attributable to debt offerings are amortized over the term of the related debt. As of December 31, 2014, approximately $109,000, of deferred offering costs were included in other non-current assets.

Research and Development

Research and development costs are charged to operations when incurred and are included in selling and administrative expenses. The amounts charged for the years ended December 31, 2015 and 2014 were $454,091 and $362,348, respectively.

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

	For the twelve months ended December 31,
	2015	2014
	Common	Common	Puttable
Weighted average shares of stock used in basic and diluted loss per share	14,831,997	11,800,874	85,247

Allocation of net loss	$(2,370,023)	$(3,800,954)	$(27,457)

Basic and diluted net loss per share	$(0.16)	$(0.32)	$(0.32)

The weighted average number of shares used to compute diluted net loss per share excludes any assumed exercise of stock options and warrants and common stock associated with conversion of notes, as the effect would be antidilutive. Common stock equivalents of approximately 35.4 million and 10.9 million for the years ended December 31, 2015 and 2014, respectively, were excluded from the calculation because of their antidilutive effect.

Income Taxes

Deferred income tax assets and liabilities arise from temporary differences associated with differences between the financial statements and tax basis of assets and liabilities, as measured by the enacted tax rates which are expected to be in effect when these differences reverse. Deferred tax assets and liabilities are classified as current or non-current, depending on the classification of the assets or liabilities to which they relate. Deferred tax assets and liabilities not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. The Company is no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years before 2012.

The Company records a liability for uncertain tax positions when it is probable that a loss has been incurred and the amount can be reasonably estimated. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. As of December 31, 2015 and 2014, no liabilities for uncertain tax positions have been recorded.

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

ENERPULSE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

Note 2 - Summary of Significant Accounting Policies (continued)

Stock-Based Compensation (continued)

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

Advertising

The Company expenses advertising and marketing costs as incurred. Advertising expense was $191,288 and $191,936 for the years ended December 31, 2015 and 2014, respectively. Marketing expense was $92,775 and $106,875 for the years ended December 31, 2015 and 2014, respectively.

Shipping and Handling Costs

Total customer shipping and handling expenses of $20,970 and $24,268 were included in selling, general and administrative expenses for the years ended December 31, 2015 and 2014, respectively.

Warranties

The Company warrants its products against defects in design, materials, and workmanship, generally for four years on average. A provision for estimated future costs relating to warranty expense is considered immaterial to the overall financial statements and therefore is recorded when warranty cost is incurred. Warranty expense totaled $8,982 and $12,144 for the years ended December 31, 2015 and 2014, respectively.

Recent Accounting Pronouncements

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330) Simplifying the Measurement of Inventory, which changes the measurement from lower of cost or market to lower of cost and net realizable value. The guidance requires prospective application for reporting periods beginning after December 15, 2016 and permits adoption in an earlier period. The Company intends to adopt this ASU in the first quarter of 2016; the adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. It is effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company adopted this ASU in the second quarter of 2015, at which time the Company reclassified debt issuance costs associated with the Company’s debt from other noncurrent assets to debt.

In February 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”), Leases (Topic 842), which supersedes existing guidance on accounting for leases in “Leases (Topic 840)” and generally requires all leases to be recognized in the statement of financial position. The provisions of ASU 2016-02 are effective for reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of this ASU are to be applied using a modified retrospective approach. The Company is currently evaluating the effect that this ASU will have on its consolidated financial statements.

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

ENERPULSE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

Note 2 - Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The updated guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and is to be applied retrospectively. Early adoption is permitted to the effective date of December 31, 2016. The Company is currently assessing the impact that adopting this new accounting guidance may have on its consolidated financial statements and footnote disclosures.

Note 3 - Inventory

Inventory consisted of the following:

	December 31, 2015	December 31, 2014

Raw materials	$122,123	$219,449
Work in process	39,319	38,962
Finished goods	57,989	78,886

Total inventory	$219,431	$337,297

Note 4 - Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31, 2015	December 31, 2014

Vehicles	$22,679	$22,679
Software and equipment	817,996	802,849
Furniture and fixtures	26,143	23,071
Leasehold improvements	254,137	254,137
	1,120,955	1,102,736
Less accumulated depreciation	(984,319)	(928,773)

Total property and equipment, net	$136,636	$173,963

ENERPULSE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

Note 5 - Notes Payable and Convertible Debt

Notes payable and convertible debt consisted of the following:

	December 31, 2015	December 31, 2014

LWM, LLC, with an annual interest rate equal to the Federal Funds Rate (as announced by the Federal Reserve Bank of New York) for the first day of the calendar year, 1.0% at December 31, 2015 and December 31, 2014; unsecured; due with interest on September 5, 2016	$166,271	$166,271
Senior secured convertible notes; payable with interest at 6.0% per annum; secured by all of the Company’s assets; due with interest on February 20, 2018	3,048,750	-
Promissory note; payable without interest (interest imputed at 12.0% per annum); unsecured; due on August 25, 2016	50,000	100,000
	3,265,021	266,271
Discount	(1,097,150)	(18,046)
Offering Costs	(373,727)	-
Current Portion	(216,271)	-

Long-term portion	$1,577,873	$248,225

On February 20, 2015, the Company issued approximately $3,049,000 in senior secured convertible notes with 50% warrant coverage (see Note 11). The notes convert into 15,243,750 shares of the Company’s common stock (see Note 10), are secured by all of the Company’s assets, and are due with interest on February 20, 2018. The convertible notes bear interest at the rate of 6% per annum compounded annually, are payable at maturity, and the principal and interest outstanding under the convertible notes are convertible into shares of our common stock at any time after issuance, at the option of the purchaser, at a conversion price equal to $0.20 per share, subject to adjustment upon the occurrence of certain events, including stock dividends, stock splits and the issuance of common stock equivalents at a price below the conversion price. Subject to the Company fulfilling certain conditions, including beneficial ownership limits, the convertible notes are subject to a mandatory conversion if the closing price of our common stock for any 30 consecutive days commencing after the issue date of the convertible notes equals or exceeds $0.60 per share. Unless waived in writing by the purchaser, no conversion of the convertible notes can be effected to the extent that as a result of such conversion the purchaser would beneficially own more than 9.99% in the aggregate of our issued and outstanding common stock immediately after giving effect to the issuance of common stock upon conversion. For so long as the Company has any obligation under the convertible notes, the Company has agreed to certain restrictions regarding, among other things, incurrence of additional debt, liens, amendments to charter documents, repurchase of stock, payment of cash dividends, affiliated transactions. The Company is also prohibited from entering into certain variable priced agreements until the convertible notes are repaid in full.

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

ENERPULSE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

Note 5 - Notes Payable and Convertible Debt (continued)

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

During March 2014, under the terms of a note purchase agreement, the Company received $130,000 in financing from two employees and an affiliate of a stockholder in exchange for three bridge loans. The lenders also received warrants to purchase 17,334 shares of common stock at an initial exercise price of $3.75 per share. The note purchase agreement allowed the Company to borrow up to $400,000 through the issuance of promissory notes. The bridge loans matured on May 19, 2014. Two of the loans accrued interest at an annual rate equal to 12%, due upon repayment. The third loan accrued $6,000 of interest, due upon repayment. The loans and associated interest were repaid by May 29, 2014 with proceeds from the public offering.

On March 27, 2014, Freepoint Commerce Marketing LLC (“Freepoint”) extended $100,000 in financing in exchange for a note and received a warrant to purchase 16,667 shares of common stock at an initial exercise price of $3.00 per share. The note accrued interest at an annual rate equal to 12% per annum, due upon repayment. The financing and associated interest was repaid by May 29, 2014 with proceeds from the public offering.

The Company estimated the relative fair value of the warrants issued with these notes to be $37,127 (see Note 11), which was recognized as additional interest expense over the term of the outstanding related notes.

Note 6 – Operating Leases

In February 2012, the Company entered into a two-year lease for an office, which initially expired on February 28, 2014. The lease took effect in March 2012 with a monthly rent of $3,750 through February 2013 then $4,167 through February 2014. In early 2014, the Company entered into an additional two-year lease extension effective March 1, 2014 with a monthly rent of $5,500 through February 29, 2016. Rent expense was $72,106 and $80,372 for the years ended December 31, 2015 and 2014, respectively. The Company pays property taxes on the property leased. Property tax expense was $5,892 and $11,440 for the years ended December 31, 2015 and 2014, respectively. At December 31, 2015, obligations for future minimum payments under operating leases were $11,000 for 2016. After February 29, 2016, the Company continued its lease on a month-to-month basis until a new lease is negotiated.

Note 7 – Capital Lease

In December 2014, the Company entered into a long-term lease for equipment with a principal amount of $20,520, with payments beginning in December 2014. Monthly installments are $918, including principal and interest at an imputed rate of approximately 7.0% per annum. In June 2014, the Company entered into a long-term lease for equipment with a principal amount of $21,595, with payments beginning in August 2014. Monthly installments are $716, including principal and interest at an imputed rate of approximately 16.7% per annum. In December 2012, the Company entered into a long-term capital lease for equipment with a principal amount of $22,325, with payments beginning in January 2013. Monthly installments are $788, including principal and interest at an imputed rate of approximately 16.3% per annum. Depreciation of $19,512 and $8,576 was recorded in 2015 and 2014, respectively, based on the date the equipment was placed in service. Current principal payments are approximately $16,200, and long-term principal payments are $3,500 as of December 31, 2015.

ENERPULSE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

Note 7 – Capital Lease (continued)

Future minimum lease payments under the capital leases are payable in future years as follows:

2016	$17,776
2017	3,580
Net minimum lease payments	21,356
Less amounts representing interest	(1,687)

Capital lease obligation payable	$19,669

Note 8 – Income Taxes

The Company is a successor as a result of a tax-free reorganization from the 2004 merger of Enerpulse, Inc., a Florida corporation, into Enerpulse, Inc. a Delaware corporation. As such, the pre-merger net operating loss carryovers applicable to the predecessor corporation will carryforward for tax purposes to the successor corporation. The tax loss carryforward at December 31, 2015 available to the Company is estimated to be approximately $28 million for federal and approximately $14 million for state purposes. Federal net operating loss carry forwards expire through 2035, and state net operating loss carry forwards expire through 2019.

A reconciliation of the statutory Federal income tax rate to the Company’s effective income tax rate applied to pre-tax loss is as follows:

	Year ended December 31,
	2015	%	2014	%

Computed “expected” tax benefit	$805,808	34%	$1,301,660	34%

State income taxes, net of Federal income tax effect	118,501	5%	191,421	5%

Expiration of state net operating losses	101,818	5%	(326,586)	(9)%

Permanent differences and other	218,820	12%	(157,383)	(4)%

Change in valuation allowance	(1,244,947)	(56)%	(1,009,112)	(26)%

	$-	-	$-	-

Deferred tax assets and liabilities represent the future impact of temporary differences between the financial statement and tax bases of assets and liabilities and are as follows:

	Year ended December 31,
	2015	2014
Deferred tax assets
Net operating loss (NOL) carry forwards	$10,423,488	$9,182,070
Bad debt allowance	3,499	2,680
Accrued liabilities	59,774	8,176
Depreciation and amortization	49,624	38,679
Inventory reserves	5,468	3,370
Stock based compensation	83,288	145,219
Total deferred tax assets	10,625,141	9,380,194

Valuation allowance	(10,625,141)	(9,380,194)

Net deferred tax assets	$-	$-

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

ENERPULSE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

Note 8 – Income Taxes (continued)

Pursuant to United States Internal Revenue Code Section 382, since the Company underwent an ownership change, the NOL carry-forward limitations impose an annual limit on the amount of the taxable income that may be offset by the Company’s NOL generated prior to the ownership change. Therefore, the Company may be unable to use a significant portion of its NOL to offset future taxable income.

Note 9 - Capital Stock

Capital

The Company has two classes of capital stock, common and preferred, both of which have a $0.001 par value. The Company is authorized to issue 100,000,000 shares of common stock and 10,000,000 shares of preferred stock.

On April 3, 2015, and again on October 20, 2015, the Company issued 490,000 common shares for financial market consulting services. The Company estimated the fair value of the common stock issued to be $196,000.

On February 20, 2015, the Company closed on $3,049,000 in thirty-six month convertible notes at a 6% interest rate and 50% warrant coverage. Warrants were issued for 7,621,875 common shares at an exercise price of $0.20 per common shares. The notes convert into 15,243,750 shares of the Company’s common stock. In its capacity as placement agent, we paid Roth and/or its designees a commission equal to $210,000 consisting of (i) $50,000 in cash, (ii) 800,000 shares of our common stock and (iii) warrants exercisable for up to 1,050,000 common shares at an exercise price of $0.20 per common shares.

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

ENERPULSE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

Note 10 – Warrants

As disclosed in Note 6, on February 20, 2015, the Company issued approximately $3,049,000 in 6% senior secured convertible notes with warrants for 7,621,875 common shares at an exercise price of $0.20 per share, and the Company paid its placement agent and/or its designees a commission, which included warrants exercisable for up to 1,050,000 common shares at an exercise price of $0.20 per share. The Company estimated the fair value of the warrants issued with the convertible notes to be approximately $890,000, which is recognized as additional interest expense over the term of the outstanding related notes.

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

On January 15, 2015, the Company issued 75,000 warrants to a consultant to purchase common stock at an initial exercise price of $0.75 per share. The warrants vested immediately. The warrants expire in five years from the date of their issuance. The warrants may also be exercised on a cashless basis if the fair market value of one share of common stock on the calculation date is greater than the exercise price of the warrant, and include net cash settlement for fractional shares. As a result, the warrants are deemed to be subject to potential net cash settlement and must be classified as derivative liabilities.

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

ASC 815 - Derivatives and Hedging, provides guidance to determine what types of instruments, or embedded features in an instrument, are considered derivatives. This guidance can affect the accounting for convertible instruments that contain provisions to protect holders from a decline in the stock price, referred to as anti-dilution or down-round protection. Down-round provisions reduce the exercise price of a convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments, or issues new convertible instruments that have a lower exercise price. The Company has determined that the Non-Equity Offering, Resale, Compensation (related to the Offering), and Publicly Registered Warrants, with their related down-round and/or net cash settlement provisions, should be treated as a derivative and thus classified as warrants liability in the accompanying December 31, 2015 and 2014 consolidated balance sheets. The Company is required to report derivatives at fair value and record the fluctuations in fair value in current operations.

The Company recognizes the warrants liability at their respective fair values at inception and on each reporting date. The Company utilized a BOPM to develop its assumptions for determining the fair value of the warrants. Changes in the fair value of the derivative instrument liabilities and key assumptions at the issue date and each reporting date are as follows:

	Non-Equity Offering	Resale	Compensation	Publicly Registered
	Warrants	Warrants	Warrants	Warrants	Total
Balance at December 31, 2014	$27,750	$19,800	$19,700	$750,000	$817,250
Orgination of derivative instrument	897,556	-	-	-	897,556
Adjustment resulting from change in value of underlying	(903,706)	(19,800)	(19,680)	(600,000)	(1,543,186)
Balance at December 31, 2015	$21,600	$-	$20	$150,000	$171,620

ENERPULSE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

Note 10 – Warrants (continued)

	Non-Equity Offering Warrants	Resale Warrants	Compensation Warrants
December 31, 2015:
Annual volatility	86% - 98%	86%	86%
Risk-free rate	0.65% - 1.76%	1.31%	1.31%
Dividend rate	-%	-%	-%
Contractual term	1.34 - 4.14	2.68	3.38
Closing price of common stock	$0.014	$0.014	$0.014
Conversion/exercise price	$0.20 - 1.00	$2.66	$1.00

The warrants liability associated with the non equity offering, Resale and Compensation warrants is considered a Level 3 liability on the fair value hierarchy as the determination of fair values includes various assumptions about future activities, stock price, and historical volatility inputs. The warrants liability associated with the Publicly Registered Warrants is considered Level 2 liability on the fair value hierarchy as the determination of fair values includes the warrants quoted price, in a market that is not active. Significant unobservable inputs for the Level 3 warrants liability include (1) the estimated probability of the occurrence of a down round financing during the term over which the related warrants are exercisable, (2) the estimated magnitude of the down round and (3) the estimated magnitude of any net cash fractional share settlement. There were no transfers between Levels 1, 2, and 3 during the years ended December 31, 2015 or 2014.

Note 11 - Stock-Based Compensation

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

The Company utilized assumptions in the estimation of the fair value of stock options granted for the years ended December 31, 2015 and 2014 as follows:

Years Ended December 31,
	2015	2014
Annual volatility	88% - 100%	103% - 110%
Risk-free rate	2.27% - 2.35%	1.07% - 2.13%
Dividend rate	-%	-%
Expected term	6.0 - 6.5	2.6 - 6.5

The following is a summary of stock option activity:

ENERPULSE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

Note 11 - Stock-Based Compensation (continued)

	Shares	Exercise Price
Outstanding at
January 1, 2014	679,769	$0.91 - 3.00
Granted	523,112	$0.50
Exercised	-	$-
Forfeited	(111,757)	$0.75
Outstanding at
December 31, 2014	1,091,124	$0.50 - 0.75
Granted	596,998	$0.08 - 0.20
Exercised	-	$-
Forfeited	(8,950)	$0.75
Outstanding at
December 31, 2015	1,679,172	$0.08 - 0.75
Exercisable at
December 31, 2015	733,433	$0.20 - 0.75

Summarized information about stock options outstanding as of December 31, 2015 is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
	Number	Contractual	Average	Number	Average
Exercise Prices	Outstanding	Life (Years)	Exercise Price	Excercisable	Exercise Price
$0.08	25,000	9.26	$0.08	-	-
$0.10	350,000	10.00	$0.10	-	-
$0.20	221,998	9.48	$0.20	-	-
$0.50	523,112	8.60	$0.50	174,371	$0.50
$0.75	559,062	5.81	$0.75	559,062	$0.75

A summary of status of the Company’s non-vested stock options for the year ended December 31, 2015 is as follows:

		Weighted
	Nonvested	Average
	Shares	Grant Date
	Under Option	Fair Value
Nonvested at January 1, 2015	523,112	$0.43
Granted	596,998	$0.01-0.16
Vested	(174,371)	$0.43
Forfeited	-	$-
Nonvested at December 31, 2015	945,739	$0.01-0.43

ENERPULSE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

Note 11 - Stock-Based Compensation (continued)

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

In 2014, the Company also issued 523,112 stock options to employees to purchase shares of common stock at exercise prices of $0.50 per option. In 2015, the Company issued 596,998 stock options to employees to purchase shares of common stock at exercise prices of $0.08 - $0.20 per option. The options outstanding and options exercisable at December 31, 2015 and 2014 had no intrinsic value.

The weighted average grant date fair value of options granted during the years ended December 31, 2015 and 2014 were $0.02 and $0.50, respectively. No options were exercised during the years ended December 31, 2015 and 2014.

The Company recorded compensation expense related to employee stock options included in selling, general and administrative expense in the accompanying consolidated statements of operations of $83,288 and $430,071 for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015, the Company had approximately $148,125 of unrecognized compensation cost related to stock options that is to be recognized over a weighted average period of 1.86 years.

Note 12 – Related Party Transactions

On May 1, 2012, the Company received a note receivable from an owner for $198,822 in exchange for 87,009 shares of common stock. The note is due on May 1, 2018 and carries interest at a variable rate according to the Applicable Federal Rate (1.00% and 1.00% as of December 31, 2015 and 2014). The note is unsecured.

The Company has recorded interest income of $2,049 and $2,028 related to the promissory note for the years ended December 31, 2015 and 2014, respectively. The receivable (which includes accrued interest) has been classified as an addition or reduction, as applicable, of stockholders’ (deficit) equity on the consolidated balance sheets as of December 31, 2015 and 2014.

Note 13 – Concentrations and Commitments

Concentrations

The credit risk for customer accounts is concentrated because the balances due from one and two of the Company’s customers comprise approximately 53% and 73% of the total carrying amount of accounts receivable at December 31, 2015 and 2014, respectively. In addition, two customers comprise approximately 21% and 23% of total revenue for the years ended December 31, 2015 and 2014, respectively.

The risk related to vendor accounts is concentrated because the balances due to three and two of the Company’s vendors comprise approximately 66% and 37% of the total carrying amount of accounts payable at December 31, 2015 and 2014, respectively.

We rely upon sales made by or through non-affiliated distributors to customers. Sales through distributors accounted for 88% of our net sales during 2015.

ENERPULSE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

Note 14 – Non-Qualified Deferred Compensation Plan

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

The Trust assets are subject to the claims of the creditors of the Company in the event of the Company’s insolvency. All administrative fees of the Trust are paid by the Company. The NDC Plan is an elective plan whereby the participants may elect to defer compensation into the NDC Plan. At the discretion of the Company, additional deposits may be made by the Company for the NDC Plan participants. Upon certain distributable events, the participants of the NDC Plan may receive benefit payments, but the NDC Plan is not guaranteed. Prior to 2012, compensation of $151,308 was elected to be deferred by NDC Plan participants and the Company transferred $5,000 to the Trust. The Company’s books do not reflect a liability for the deferred compensation due to the nature of the contingency contained in the NDC Plan agreement. There was no additional funding during the years ended December 31, 2015 and 2014.

The assets held in the Trust under the NDC Plan as of December 31, 2015 and 2014 are as follows:

	Cost	Gross Cumulative Unrrealized Gains	Gross Cumulative Unrrealized Losses	Fair Market Value
Cash	$5,000	$-	$-	$5,000

Note 15 - Subsequent Event

Amendment to Existing Senior Secured Convertible Notes

As previously discussed in Note 5, in February 2015, the Company entered into a securities purchase agreement (the “2015 Purchase Agreement”) with a group of institutional and accredited investors and certain executives and directors of the Company (the “2015 Investors”). Pursuant to the terms of the 2015 Purchase Agreement, the Company issued and sold to the 2015 Investors senior secured convertible notes in the aggregate original principal amount of $3,048,750 (the “Original Notes”), and warrants (the “2015 Warrants”) to purchase up to 7,621,875 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”). On July 26, 2016, the Company and each of the 2015 Investors entered into senior secured convertible note amendment agreement and waiver (the “Amendment and Waiver”) and the Company issued to the 2015 Investors amended and restated senior subordinated secured convertible notes in the aggregate original principal amount of $3,048,750 (the “Amended and Restated Notes”).

Pursuant to the Amendment and Waiver, 2015 Investors representing 93.4% of the issued and outstanding Original Notes:

●	agreed and irrevocably consented to the Amendment and Waiver and the issuance by the Company of the Amended and Restated Notes;

●	agreed and consented to the issuance by the Company of the Passaic Note (as defined below) and the 2016 Notes (as defined below);

●	agreed not to pursue until September 22 2016, and waived until September 22, 2016, any of their remedies under the Original Notes and the Amended and Restated Notes as result of certain Events of Default (as defined in the Original Notes) occurring before such date;

●	agreed that there will be no downward adjustment of the conversion price of the Original Notes or the Amended and Restated Notes in connection with the issuance by the Company of the Passaic Note and the 2016 Notes;

●	agreed not to pursue and irrevocably waived the right to receive any amounts owed, or which in the future may be owed, to the Investors or the other holders of the Original Notes or the Amended and Restated Notes, as a result of the Company’s failure for any reason to satisfy the requirements of Rule 144(c)(1); and

●	agreed not to pursue until September 20, 2016, and waived until September 20, 2016, any of its remedies under the registration rights agreement, dated as of February 19, 2015, by and among the Company and the 2015 Investors as a result of any Maintenance Failure (as defined in such registration rights agreement) occurring before such date.

ENERPULSE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

Note 15 - Subsequent Event (continued)

Amendment to Existing Senior Secured Convertible Notes (continued)

Pursuant to the Amended and Restated Notes, among other things:

●	the conversion price was lowered to $0.05 from $0.20;

●	subject to the Company fulfilling certain conditions, including beneficial ownership limits, the Company may require the mandatory conversion of all or any principal portion of the Amended and Restated Notes (accompanied by a cash payment to the note holders of an amount equal to all accrued and unpaid interest and all interest that would have accrued on such principal through the maturity date) upon, among other things, the closing of any financing (registered or private placement) (or series of financings) of Common Stock of the Company or Common Stock Equivalents (as defined in the Amended and Restated Notes) on or before December 31, 2016, with gross proceeds of, in the aggregate, $1,500,000 or more, at pre-money valuation of the Company of approximately $3,500,000; and

●	the payment of any and all of the principal amount of and interest on the Amended and Restated Notes (and all other obligations thereunder) is subordinated and made junior to the payment of the principal amount, redemption premium, if any, all interest and any other amounts due on the Permitted Senior Indebtedness (as defined in the Amended and Restated Notes), which Permitted Senior Indebtedness includes the Passaic Note and the 2016 Notes.

Warrant Exchange Agreements

On July 26, 2016, in connection with Amendment and Waiver and the Amended and Restated Notes, the Company entered into a warrant exchange agreement (the “Warrant Exchange Agreement”) with each of the 2015 Investors and Roth Capital Partners (“Roth”), pursuant to which, among other things, each of the 2015 Investors exchanged the 2015 Warrants for 7,621,875 shares of Common Stock and Roth exchanged warrants (the “Roth Warrants”) to purchase 8,671,875 shares of Common Stock for 8,671,875 shares of Common Stock. Following the warrant exchange, all of the rights of the 2015 Investors with respect to the 2015 Warrants and Roth with respect to the Roth Warrants terminated, except for the right to receive the number of whole shares of Common Stock issuable upon exchange of the 2015 Warrants and the Roth Warrants.

Securities Purchase Agreements

Passaic River Capital, LLC

On July 26, 2016, the Company entered into a securities purchase agreement (the “Passaic Purchase Agreement”) with Passaic River Capital LLC (“Passaic”). Pursuant to the terms of the Passaic Purchase Agreement, the Company issued and sold to Passaic (i) senior secured convertible note in the aggregate original principal amount of $150,000 (the “Passaic Note”); (ii) 8,867,567 shares (the “Shares”) of Common Stock, and (iii) 10 shares of Series A preferred stock, par value $0.01 per share (the “Preferred Stock”). The aggregate purchase price for the Shares was $990 and the aggregate purchase price for the Preferred Stock was $10.

 2016 Investors

On July 26, 2016, the Company entered into a securities purchase agreement (the “2016 Purchase Agreement”) with a group of institutional and accredited investors and certain executives and directors of the Company (the “2016 Investors). Pursuant to the terms of the 2016 Purchase Agreement, the Company issued and sold to the 2016 Investors senior subordinated secured convertible notes in the aggregate original principal amount of $403,500 (the “2016 Notes”), which included the Passaic note referenced above.

In connection with the sale of the Passaic Note and the 2016 Notes, (i) the Company entered into a registration rights agreement with Passaic and the 2016 Investors (the “Registration Rights Agreement”), (ii) the Company and its subsidiary entered into a security and pledge agreement in favor of the collateral agent for Passaic and the 2016 Investors (the “Security Agreement”), and (iii) the subsidiary of the Company entered into a guaranty in favor of the collateral agent for the Passaic and the 2016 Investors (the “Guaranty”).

 Each of the Passaic Purchase Agreement and the 2016 Purchase Agreement provides, among other things, that the Company will not (i) issue any securities from the period commencing on July 26, 2016 and ending on the 90th day after such date, subject to certain exceptions, (ii) enter into a variable rate transaction at any time while the Passaic Note and the 2016 Notes are outstanding, or iii) file any registration statement, or grant registration rights that can be exercised, prior to the earlier of (A) the date that a registration statement for the resale of all of the registrable securities covered by the Registration Rights Agreement becomes effective and remains in effect and (B) the date that such registrable securities are eligible for resale under Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”).

ENERPULSE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

Note 15 - Subsequent Event (continued)

Securities Purchase Agreements (continued)

Description of the Passaic Note and the 2016 Notes

Unless earlier converted or redeemed, the Passaic Note and the 2016 Notes will mature on July 26, 2019 (“Maturity Date”), subject to the right of Passaic or the 2016, as the case may be, to extend the date under certain circumstances. The Passaic Note bears interest at a rate of 10% per annum, subject to increase to 18% per annum upon the occurrence and continuance of an event of default (as described below). The 2016 Notes bear interest at a rate of 15% per annum, subject to increase to 18% per annum upon the occurrence and continuance of an event of default (as described below). Interest on the Passaic Note and the 2016 Notes is payable in arrears on the Maturity Date in shares of Common Stock or cash, at the Company’s option.

 The payment of any and all of the principal amount of and interest on the 2016 Notes (and all other obligations thereunder) is subordinated and made junior to the payment of the principal amount, redemption premium, if any, all interest and any other amounts due on the Passaic Note. The payment of any and all of the principal amount of and interest on the Amended and Restated Notes (and all other obligations thereunder) is subordinated and made junior to the payment of the principal amount, redemption premium, if any, all interest and any other amounts due on the Passaic Note and the 2016 Notes.

All amounts due under the Passaic Note and the 2016 Notes are convertible at any time, in whole or in part, at the option of the noteholders into shares of Common Stock at a fixed, initial conversion price of $0.01 per share (the “Conversion Price”), which is subject to adjustment for stock splits, stock dividends, combinations or similar events. If and whenever after the closing the Company issues or sells, or is deemed to have issued or sold, any shares of Common Stock for a consideration per share (the “New Issuance Price”) less than a price equal to the Conversion Price in effect immediately prior to such issue or sale or deemed issuance or sale (the foregoing a “Dilutive Issuance”), then, immediately after such Dilutive Issuance, the Conversion Price then in effect shall be reduced to an amount equal to the New Issuance Price.

 Subject to the Company fulfilling certain conditions, including beneficial ownership limits in the case of the 2016 Investors, the Company may require the mandatory conversion of all or any principal portion of the Passaic Note and the 2016 Notes (accompanied by a cash payment to the noteholders of an amount equal to all accrued and unpaid interest and all interest that would have accrued on such principal through the Maturity Date) (i) upon the closing of any financing (registered or private placement) (or series of financings) of Common Stock or Common Stock Equivalents (as defined in the Passaic Note and the July Notes ) on or before December 31, 2016, with gross proceeds of, in the aggregate, $1,500,000 or more, at pre-money valuation of the Company of approximately $3,500,000; or (ii) if the closing price of the Common Stock for any 20 trading days during any 30 consecutive trading day period equals or exceeds $0.03, as adjusted for stock splits, stock dividends, combinations or similar events.

A 2016 Note may not be converted and shares of Common Stock may not be issued under the July Note if, after giving effect to the conversion or issuance, the holder together with its affiliates would beneficially own in excess of 4.99%, at the election of the holder made as of the Closing, of the outstanding shares of common stock. At each holder’s option, the cap may be raised or lowered to any other percentage not in excess of 4.99%, except that any increase will only be effective upon 61-days’ prior notice to the Company.

The Passaic Note and the 2016 Notes contain certain covenants and restrictions, including, among others, that, for so long as the Passaic Note and the 2016 Notes are outstanding, the Company will not (i) incur any indebtedness or permit liens on its properties or assets other than permitted indebtedness and permitted liens under the Passaic Note and the 2016 Notes, as applicable, (ii) redeem or repay any indebtedness while an event of default has occurred and is continuing under the Passaic Note and the 2016 Notes or if such redemption or repayment will result in an event of default under the Passaic Note and the 2016 Notes, as the case may be, or (iii) redeem equity interests or pay cash dividends. Events of default under the Passaic Note and the 2016 Notes include, among others, failure to pay principal or interest on the Amended and Restated Notes, the Passaic Note and the 2016 Notes, failure to file and maintain an effective registration statement, or comply with certain covenants under the Passaic Note and the 2016 Notes.

ENERPULSE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

Note 15 - Subsequent Event (continued)

Securities Purchase Agreements (continued)

Description of the Series A Preferred Stock

 Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company, after satisfaction of all liabilities and obligations to creditors of the Company and before any distribution or payment will be made to holders of any stock that ranks junior to the Series A Preferred Stock, each holder of Series A Preferred Stock will be entitled to receive, out of the assets of the Company or proceeds thereof (whether capital or surplus) legally available therefor, an amount per share of Series A Preferred Stock equal to the stated value per share, which is equal to $1 per share, as set forth in the Certificate of Designation of Series A Preferred Stock (the “Certificate of Designation”).

So long as the holders of the Series A Preferred Stock beneficially own three percent (3%) or more of the Common Stock (on a fully diluted as converted basis), at each annual meeting of the stockholders of the Company, or at each special meeting of stockholders of the Company involving the election of directors of the Company, and at any other time at which stockholders of the Company will have the right to or will vote for or render consent in writing regarding the election of directors of the Company, the holders of the Series A Preferred Stock shall have the right to designate one third (1/3) of the total number of directors to be elected and such annual meeting, such special meeting or such other time at which stockholders of the Company will have the right to or will vote for or render consent in writing regarding the election of directors of the Company.

The holders of Series A Preferred Stock shall not be entitled to receive any dividends or other distributions and the Series A Preferred Stock is not convertible into shares of Common Stock.

Registration Rights Agreement

 In connection with the Passaic Purchase Agreement and the 2016 Purchase Agreement, the Company entered into the Registration Rights Agreement with Passaic and the 2016 Investors pursuant to which the Company agreed to file a registration statement with the U.S. Securities and Exchange Commission (the “SEC”) to register 125% of the Shares and the shares of Common Stock issuable upon conversion of the Passaic Note and the 2016 Notes. Pursuant to the Registration Rights Agreement, the Company is required to file the registration statement by the 90 day after the Closing Date and to use its reasonable best efforts for the registration statement to be declared effective by the earlier of (i)(A) 90 calendar days after the Closing if the registration statement is not subject to a full review by the SEC or (B) 150 calendar days if the registration statement is subject to full review by the SEC and (ii) the fifth business day after the date the Company is notified by the SEC that the registration statement will not be reviewed or is not subject to further review. If the Company is unable to meet its obligations to file, obtain and maintain effectiveness of the registration statement under the Registration Rights Agreement, it may be required to pay certain cash damages to holders of the Shares, the Passaic Note and the 2016 Notes.

 Security Agreement and Guaranty

 The obligations of the Company under the Passaic Note and the 2016 Notes are secured by all of the assets of the Company and its subsidiary (the “Collateral”) pursuant to the terms of the Security Agreement which confers on Passaic and the 2016 Investors a first-priority security interest in the Collateral, subject to permitted liens which may have priority over such security interest. The Security Agreement also contains customary representations, warranties and covenants. In addition, all of the obligations of the Company under the Passaic Note and the 2016 Notes are guaranteed by the Company’s subsidiary pursuant to the terms of the Guaranty.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2015 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms

Management’s Report on Internal Control over Financial Reporting

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

Our management evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO—2013) and SEC guidance on conducting such assessments. Based upon that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B. Other information

None.

Part III

ITEM 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth certain information regarding the executive officers and directors of the Company as of December 31, 2015:

Name	Age	Position
Joseph E. Gonnella (1)	69	Director, Previous Chief Executive Officer
Louis S. Camilli	69	President, Secretary, Chief Technology Officer, and Interim CEO
Bryan C. Templeton	53	Chief Financial Officer and Treasurer
Ira Greenstein	61	Director
Craig Porter	57	Executive Chairman, Director
F. Henry Habicht II	62	Director
Timothy L. Ford	59	Director

(1)	Retired effective December 31, 2015

Biographies

Joseph E. Gonnella, Previous Chief Executive Officer and Director — Mr. Gonnella is retired as the Chief Executive Officer effective December 31, 2015. He is a director of Enerpulse, Inc. Mr. Gonnella has been a director of Enerpulse Inc. since July 2004 and its Chief Executive Officer since May 2011. Prior to working with Enerpulse, Inc., Mr. Gonnella served as President and Chief Operating Officer of Drivesol, Inc. from January 2008 to September 2008. At that time, Drivesol was a manufacturer of electro-mechanical systems with sales of $350 million to the global automotive market. His responsibilities included oversight of Drivesol’s worldwide manufacturing and financial goals. From October 2000 to December, 2007 he was the President and Chief Executive Officer of Wabash Technologies, Inc., a company that designs and manufactures electronic components for the global automotive industry. Mr. Gonnella had full P&L responsibility for this $110 million business. As Senior Vice President of Engelhard Corporation from September 1992 to September 1999, the world’s largest producer of automotive catalytic converters, Mr. Gonnella led Engelhard’s $500 million Environmental Products Group. In June 1984, Mr. Gonnella established Interamerican Trade Corporation (ITC). ITC established US subsidiaries for off-shore manufacturers of automotive parts and managed their distribution to OEM and aftermarket channels. Mr. Gonnella served as president and COO of ITC and was responsible for negotiating contracts with off-shore manufacturers, managing their US subsidiaries and managing ITC’s global logistics. From June 1989 to August 1992, Mr. Gonnella was President of the Automotive Products Group of Amcast Industrial Corporation, which was a manufacturer of structural aluminum components for the US automotive industry. Here, Mr. Gonnella had full profit and loss responsibility and led multiple US-based manufacturing facilities. Mr. Gonnella started his career in operations at General Motors Corporation in 1973 and held various positions there until 1984, including Director of Industrial Engineering and Director of Overseas Ventures, in which he negotiated multiple joint ventures on behalf of General Motors. None of the aforementioned companies are a parent, subsidiary or affiliate of the Company, except for Enerpulse, Inc. Mr. Gonnella earned a BS degree in Industrial Management from Wright State University in 1973 and an MBA in Finance from the University of Dayton in 1981.

Louis S. Camilli, President, Secretary, Chief Technology Officer and Interim CEO — Mr. Camilli is currently the Interim Chief Executive Officer, President and Chief Technology officer of Enerpulse. Mr. Camilli held the Interim CEO position since January 1, 2016. He has held these other positions at Enerpulse, Inc. since it was founded in May 1998. He is the developer of the Pulstar® technology in which the Company holds a patent. From December 1994 to May 1998, Mr. Camilli served as president of HDI Systems, Inc., the incubator for all technology commercialized by the Company, where he developed and patented the first pulse power ignition devices. None of the aforementioned companies are a parent, subsidiary or affiliate of the Company, except for Enerpulse, Inc. Mr. Camilli obtained a BA in Mathematics from Texas A&M University in 1968 and was awarded an Honorary Doctorate from the Mexican Ecological Movement in 1987 for air quality work conducted in Mexico City.

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

Ira Greenstein, Director — Mr Greenstein has served as President of Genie since December 2011. Mr. Greenstein currently also serves as Counsel to the Chairman of IDT Corporation and served as the President of IDT from 2001 through 2011 and Counsel to the Chairman of IDT in 2000 and 2001. He has served as a Director of IDT and General Counsel and Secretary of IDT’s subsidiary, Net2Phone, Inc. Prior to joining IDT, Mr. Greenstein was a partner in Morrison & Foerster LLP, where he served as the Chairman of that firm’s New York office’s Business Department. Mr. Greenstein was an associate in the New York and Toronto offices of Skadden, Arps, Slate, Meagher & Flom LLP and served on the Securities Advisory Committee and as secondment counsel to the Ontario Securities Commission. Mr. Greenstein serves as Chairman of the Boards of Directors of Ohr Pharmaceuticals, Inc. (NasdaqCM:OHRP) and Nano Vibronix, Inc. He also serves on the Boards of Directors of Document Security Systems, Inc. (NYSE Mkt:DSS) and Regal Bank of New Jersey. Mr. Greenstein received a B.S. from Cornell University and a J.D. from Columbia University Law School where he serves as a member of the Dean’s Council.

We believe that Mr. Greenstein’s extensive experience as an executive and director of public companies qualifies him as a director of the Company.

Craig Porter, Executive Chairman, Director — Mr. Porter currently serves as the founder and President/CEO of The Renaissance Companies, a mid-market commercial general construction firm located in Scottsdale, Arizona. He founded Renaissance in 1991. During the first ten years of Mr. Porter’s career, he was employed in leadership positions with Bechtel Corporation, Ralph M. Parsons, Perini Building Company, The Trammel Crow Company, and the Del E. Webb Corporation. Mr. Porter currently serves on the RNPT’s Advisory Committee and he cultivates high-level relationships with Caterpillar and others for automotive and natural gas engine business opportunities. Over the years, Mr. Porter has served in several charitable organizations including the Phoenix Chapter of Habitat for Humanity and Boys Team Charity. Currently, he is serving his second term as a board member for the St. Joseph’s Hospital Foundation located in Phoenix, Arizona. Mr. Porter holds a Bachelor of Science degree in Engineering from Arizona State University.

We believe that Mr. Porter’s extensive experience as an executive, his engineering background and knowledge of the automotive engines as well as industrial market qualifies him as a director of the Company.

F. Henry Habicht II, Director - Mr. Habicht serves as a Managing Partner of SAIL Capital Partners which he joined in January 2006 after serving in many areas of environmental business and policy and as a contributor to environmental innovation. Mr. Habicht, along with his co-managing partner, is responsible for managing SAIL Capital Partners’ operations and investments. His career in the environmental policy world has included leadership positions at the U.S. Department of Justice as Assistant Attorney General in charge of the Environment and Natural Resources Division (November, 1983 – July, 1987) and at the United States Environmental Protection Agency, or EPA, as COO (Deputy Administrator March, 1989 – January 1993). During his time with the EPA, he oversaw the development of new air and water programs to prevent pollution, including the development of the Energy Star program and implementation of market-based trading programs under the 1990 Clean Air Act amendments. Mr. Habicht served (from March 1993 – June 2008) as Senior Vice President in charge of acquisitions and other divisions of Safety-Kleen, a billion-dollar environmental service company. He has also held positions and started ventures in the for-profit environmental arena, including as Vice President of William D. Ruckelshaus Associates, (July 1987 – March 1989) which co-managed the successful Environmental Venture Fund, one of the first green funds in the 1980s. As Co-Founder of Capital E, LLC, a strategic consultancy for emerging renewable energy products and technologies, Mr. Habicht advised Fortune 100 and early stage ventures on sustainable growth strategies. (2002 - 2005) He also serves as Vice Chairman of a non-for-profit corporation called Global Environment & Technology Foundation (GETF) (CEO from approximately September 1998 – October 2005) that fosters innovation in environmental management and promotes applications of clean technology in emerging markets. Mr. Habicht has held numerous board seats over the years and currently sits on the board of directors of WaterHealth International, a SAIL portfolio company, and serves on the advisory boards to the National Renewable Energy Lab and the Pacific Northwest National Lab. He is a co-founder of the American Council on Renewable Energy, has served as Commissioner of the National Commission on Energy Policy and has advised several cabinet-level secretaries. Mr. Habicht holds a Bachelor’s degree with High Honors from Princeton University and a Juris Doctor from the University of Virginia.

We believe that Mr. Habicht’s extensive experience working with and advising companies in the emerging renewable energy technologies industry qualifies him as a director of the Company.

Timothy L. Ford, Director — Mr. Ford is currently the President of, and a partner in, Cook’s Direct, Inc., a leader in the commercial foodservice equipment and supplies market. Mr. Ford was appointed to the board of Enerpulse, Inc. in January 2008. He has over 30 years of both private and public company business experience with a focus in sales, marketing, logistics and finance along with strategy development. From November 1998 to December 2005, he was a member of the board of directors of The Whitney Automotive Group, the parent company for JC Whitney/Warshawskys, Stylin Truck and CarParts.com, and the President of JC Whitney & Co., a retailer of automotive parts and accessories. Prior to JC Whitney, Mr. Ford held leadership roles at Gander Mountain, Inc. and McMaster Carr Supply Company. He began his career at Beatrice Foods Company. None of the aforementioned companies are a parent, subsidiary or affiliate of the Company, except for Enerpulse. He earned a BA in Management from Western Illinois University in 1979 and an MBA in Accounting from DePaul University in 1985.

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

Committees of the Board

Our Board of Directors held three formal meetings during the fiscal year ended December 31, 2015. All other proceedings of the Board of Directors were conducted by resolutions consented to in writing by the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada Revised Statutes and our bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held. We do not presently have a policy regarding director attendance at meetings.

We currently have standing audit, nominating and compensation committees. We have an audit, nominating and compensation committee charters in place for the committees. We do have a policy for electing members to the board. We believe Timothy L. Ford, Ira Greenstein and Joe Gonnella are independent directors as defined in the NASDAQ listing standards.

Audit Committee

Our Board of Directors has established a separate audit committee within the meaning of Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Tim Ford is Chairman of the committee. The members include two other directors, Mr Greenstein and Mr Habicht. The three members are the audit committee within the meaning of Section 3(a)(58)(B) of the Exchange Act.

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

Based solely on our review of Forms 3, 4, and 5 delivered to us as filed with the SEC, or written representations from certain reporting persons, during fiscal year ended December 31, 2015, the following officers, directors and person who own greater than 10% percent of our common stock failed to timely file the reports pursuant to section 16(a) of the Exchange Act.

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form(1)
Joseph E. Gonnella CEO and Director	0	0	0
Bryan C. Templeton Chief Financial Officer	0	0	0
Louis S. Camilli President and Secretary	0	0	0
Timothy L. Ford Director	0	0	0
Sail Entities,	0	0	0
10% Holder

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

ITEM 11. executive compensation

Summary Compensation

The following summary compensation table indicates the cash and non-cash compensation earned from Enerpulse during the fiscal years ended December 31, 2015 and 2014 by the named executive officers of Enerpulse.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards(7)		Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation		Total
Joseph E. Gonnella, Chief Executive Officer	2015	$244,287	$-	$-	$3,255	(2)	$-	$-	$21,815	(4)	$269,357
	2014	$228,351	$-	$-	$235,198	(1)	$-	$-	$42,720	(3)	$506,269

Louis S. Camilli, President, Secretary, and Chief Technology Officer	2015	$180,898	$-	$-	$-		$-	$-	$-		$180,898
	2014	$170,956	$-	$-	$224,418	(5)	$-	$-	$-		$395,374

Bryan C. Templeton, Chief Financial Officer	2015	$153,310	$-	$-	$-		$-	$-	$-		$153,310
	2014	$148,424	$-	$-	$78,322	(6)	$-	$-	$-		$226,748

(1)	Under the Enerpulse incentive plan, on August 6, 2014, Mr. Gonnella was granted options to purchase 160,790 shares of Enerpulse common stock at an exercise price of $0.50 per option. The options have a ten-year term and vest ratably over three years beginning with the first anniversary of the grant. On June 30, 2014, the Enerpulse Board approved a repricing of the October 15, 2013 option grants from a $3.00 exercise price to $0.75, with immediate vesting. In addition, the Board re-priced a total of 128,277 additional option grants for Mr Gonnella with a previous exercise price of $0.91 to $0.75, with immediate vesting.

(2)	Under the Enerpulse incentive plan, on December 31, 2015, Mr. Gonnella was granted options to purchase 350,000 shares of Enerpulse common stock at an exercise price of $0.10 per option. The options have a ten-year term and vest ratably over 8 quarters beginning in the first quarter 2016.

(3)	In 2014, Mr. Gonnella received commuting expense of $42,720 for travel from his home in Michigan to New Mexico. Expenses included airfare, lodging and other expenses related to his commute.

(4)	In 2015, Mr. Gonnella received commuting expense of $21,815 for travel from his home in Michigan to New Mexico. Expenses included airfare, lodging and other expenses related to his commute.

(5)	Under the Enerpulse incentive plan, on August 6, 2014, Mr. Camilli was granted options to purchase 183,204 shares of Enerpulse common stock at an exercise price of $0.50 per option. The options have a ten-year term and vest ratably over three years beginning with the first anniversary of the grant. On June 30, 2014, the Enerpulse Board approved a repricing of the October 15, 2013 option grants from a $3.00 exercise price to $0.75, with immediate vesting. In addition, the Board re-priced a total of 156,666 additional option grants to Mr Camilli from a $1.01 exercise price to $0.75 with immediate vesting.

(6)	Under the Enerpulse incentive plan, on August 6, 2014, Mr. Templeton was granted options to purchase 50,393 shares of Enerpulse common stock at an exercise price of $0.50 per option. The options have a ten year term and vest ratably over three years beginning with the first anniversary of the grant. On June 30, 2014, the Enerpulse Board approved a repricing of the October 15, 2013 option grants from a $3.00 exercise price to $0.75, with immediate vesting. In addition, the Board re-priced a total of 27,346 additional option grants to Mr Templeton from $0.91 exercise price to $0.75 with immediate vesting.

(7)	The amount of the option award is consistent with the estimate of aggregate compensation cost to be recognized over the service period determined as of the grant date under FASB ASC Topic 718, excluding the effect of estimated forfeitures. Amounts also include the incremental fair value recognized for any modifications in July 2012 to the exercise price of previously granted stock options. Refer to footnote 12 in Enerpulse’s audited financial statements for the disclosure of all assumptions utilized in the determination of grant date fair value.

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

Repricing of Outstanding Options

In June 2014, the our Board of Directors approved cancellation of existing options for an aggregate of 676,388 shares of common stock underlying such options with exercise prices between $0.91 and $3.00 per share. Replacement options were authorized [for the same aggregate number of underlying shares of our common stock] with the same expiration date as the cancelled options. The replacement options provided for immediate vesting of all of the shares of our common stock underlying the cancelled options and an exercise price of $0.75 per share. The exercise price was, determined by our Board of Directors and established as the higher of (i) the closing price of our common stock on June 30, 2014 or (ii) the $0.75 offering price established at the close of Offering.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer and director certain information concerning the outstanding equity awards as of December 31, 2015.

OPTION AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) (b)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (c)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date ($) (f)
Joseph E Gonnella	0		350,000	(1)	0	0.50	07/17/2024
Joseph E Gonnella	0		160,790	(2)	0	0.50	07/17/2024
Joseph E Gonnella	60,982	(3)	0		0	0.75	10/16/2023
Joseph E Gonnella	59,664	(4)	0		0	0.75	12/04/2022
Joseph E Gonnella	59,664	(5)	0		0	0.75	04/28/2016
Louis S Camilli	0		183,204	(6)	0	0.50	07/17/2024
Louis S Camilli	54,901	(7)	0		0	0.75	10/16/2023
Louis S Camilli	89,495	(8)	0		0	0.75	08/06/2025
Louis S Camilli	37,339	(9)	0		0	0.75	12/15/2016
Louis S Camilli	29,832	(10)	0		0	0.75	12/04/2022
Bryan C Templeton	0		50,393	(11)	0	0.50	07/17/2024
Bryan C Templeton	24,052	(12)	0		0	0.75	10/16/2023
Bryan C Templeton	9,944	(13)	0		0	0.75	01/19/2022
Bryan C Templeton	9,944	(14)	0		0	0.75	08/06/2025
Bryan C Templeton	2,486	(15)	0		0	0.75	06/05/2018
Bryan C Templeton	4,972	(16)	0		0	0.75	04/05/2017

(1)	Under the Plan, as part of Mr Gonnella separation agreement, on December 31, 2015, Mr. Gonnella was granted options to purchase 350,000 shares of our common stock at an exercise price of $0.10 per option. The options have a ten year term and vest ratably over eight quarters beginning with the first quarter 2016.

(2)	Under the Plan, on August 6, 2014, Mr. Gonnella was granted options to purchase 160,790 shares of our common stock at an exercise price of $0.50 per option. The options have a ten year term and vest ratably over three years beginning with the first anniversary of the grant.

(3)	Under the Plan, on October 15, 2013, Mr. Gonnella was granted options to purchase 60,982 shares of our common stock at an exercise price of $3.00 per option. The options have a ten year term and vest ratably over three years beginning with the first anniversary of the grant. On June 30, 2014, the Enerpulse Board approved a repricing of the October 15, 2013 option grants from a $3.00 exercise price to $0.75, with immediate vesting.

(4)	Under the Enerpulse, Inc. incentive plan (as adjusted for the completion of the Merger), on April 28, 2011 Mr. Gonnella was granted options to purchase 59,664 shares of our common stock at an exercise price of $0.91 per option. The options have a ten year term and vest ratably over three years beginning with the first anniversary of the grant. On June 30, 2014, the Enerpulse Board approved a repricing of the above merger adjusted option grants from a $0.91 exercise price to $0.75, with immediate vesting.

(5)	Under the Enerpulse, Inc. incentive plan (as adjusted for the completion of the Merger), on December 1, 2012, Mr. Gonnella was granted options to purchase 59,664 shares of our common stock at an exercise price of $0.91 per option. The options have a ten year term and vest ratably over three years beginning with the first anniversary of the grant. On June 30, 2014, the Enerpulse Board approved a repricing of the above merger adjusted option grants from a $0.91 exercise price to $0.75, with immediate vesting.

(6)	Under the Plan, on August 6, 2014, Mr. Camilli was granted options to purchase 183,204 shares of our common stock at an exercise price of $0.50 per option. The options have a ten year term and vest ratably over three years beginning with the first anniversary of the grant.

(7)	Under the Plan, on October 15, 2013, Mr. Camilli was granted options to purchase 54,901 shares of our common stock at an exercise price of $3.00 per option. The options have a ten year term and vest ratably over three years beginning with the first anniversary of the grant. On June 30, 2014, the Enerpulse Board approved a repricing of the October 15, 2013 option grants from a $3.00 exercise price to $0.75, with immediate vesting.

(8)	Under the Enerpulse, Inc. incentive plan (as adjusted for the completion of the Merger), on August 5, 2010, Mr. Camilli was granted options to purchase 89,495 shares of our common stock at an exercise price of $1.01 per option. The options have a ten year term and vest ratably over three years beginning with the first anniversary of the grant. On June 30, 2014, the Enerpulse Board approved a repricing of the above merger adjusted option grants from a $0.91 exercise price to $0.75, with immediate vesting.

(9)	Under the Enerpulse, Inc. incentive plan (as adjusted for the completion of the Merger), Mr. Camilli was granted options to purchase 37,339 shares of our common stock at an exercise price of $1.01 per option. The options have a ten year term and vest ratably over three years beginning with the first anniversary of the grant. On June 30, 2014, the Enerpulse Board approved a repricing of the above merger adjusted option grants from a $0.91 exercise price to $0.75, with immediate vesting.

(10)	Under the Enerpulse, Inc. incentive plan (as adjusted for the completion of the Merger), on December 1, 2012, Mr. Camilli was granted options to purchase 29,832 shares of our common stock at an exercise price of $1.01 per option. The options have a ten year term and vest ratably over three years beginning with the first anniversary of the grant. On June 30, 2014, the Enerpulse Board approved a repricing of the above merger adjusted option grants from a $0.91 exercise price to $0.75, with immediate vesting.

(11)	Under the Plan, on August 6, 2014, Mr. Templeton was granted options to purchase 50,393 shares of our common stock at an exercise price of $0.50 per option. The options have a ten year term and vest ratably over three years beginning with the first anniversary of the grant.

(12)	Under the Plan, on October 15, 2013, Mr. Templeton was granted options to purchase 24,502 shares of our common stock at an exercise price of $3.00 per option. The options have a ten year term and vest ratably over three years beginning with the first anniversary of the grant. On June 30, 2014, the Enerpulse Board approved a repricing of the October 15, 2013 option grants from a $3.00 exercise price to $0.75, with immediate vesting.

(13)	Under the Enerpulse, Inc. incentive plan (as adjusted for the completion of the Merger), on March 1, 2012, Mr. Templeton was granted options to purchase 9,944 shares of our common stock at an exercise price of $0.91 per option. The options have a ten year term and vest ratably over three years beginning with the first anniversary of the grant. On June 30, 2014, the Enerpulse Board approved a repricing of the above merger adjusted option grants from a $0.91 exercise price to $0.75, with immediate vesting.

(14)	Under the Enerpulse, Inc. incentive plan (as adjusted for the completion of the Merger), on August 5, 2010, Mr. Templeton was granted options to purchase 9,944 shares of our common stock at an exercise price of $0.91 per option. The options are fully vested. On June 30, 2014, the Enerpulse Board approved a repricing of the above merger adjusted option grants from a $0.91 exercise price to $0.75, with immediate vesting.

(15)	Under the Enerpulse, Inc. incentive plan (as adjusted for the completion of the Merger), on June 5, 2008, Mr. Templeton was granted options to purchase 2,486 shares of our common stock at an exercise price of $0.91 per option. The options are fully vested. On June 30, 2014, the Enerpulse Board approved a repricing of the above merger adjusted option grants from a $0.91 exercise price to $0.75.

(16)	Under the Enerpulse, Inc. incentive plan (as adjusted for the completion of the Merger), in 2007, Mr. Templeton was granted options to purchase 4,972 shares of our common stock at an exercise price of $0.91 per option. The options are fully vested. On June 30, 2014, the Enerpulse Board approved a repricing of the above merger adjusted option grants from a $0.91 exercise price to $0.75.

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

Directors Compensation Table

The following table sets forth compensation of our director who was not our named executive officers for the fiscal year ended December 31, 2015.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)		Non-Equity Incentive Plan Compensation ($) (e)	Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Tim Ford	0.00	0.00	56,576	(1)	0.00	0.00	0.00	56,576
Craig Porter	0.00	0.00	14,760	(2)	0.00	0.00	0.00	14.760
Ira Greenstein	0.00	0.00	14,760	(3)	0.00	0.00	0.00	14,760

(1)	Under the Equity Incentive Plan, on August 6, 2014, Mr Ford was granted options to purchase to purchase 49,852 shares of Enerpulse common stock at an exercise price of $0.50 per option. The options have a ten-year term and vest ratably over three years beginning with the first anniversary of the grant. On June 30, 2014, the Enerpulse Board approved a repricing of 13,234 October 15, 2013 option grants from a $3.00 exercise price to $0.75, with immediate vesting. In addition, the Board re-priced a total of 14,916 previous option grants to Mr Ford from $0.91 exercise price to $0.75 with immediate vesting. On June 25, 2015, Mr Ford was granted options to purchase 21,998 shares of Enerpulse common stock at an exercise price of $0.20 per option. The options have a ten-year term and vest ratably over three years beginning with the first anniversary of the grant.

(2)	Under the Equity Incentive Plan, on June 25, 2015, Mr Porter was granted options to purchase 100,000 shares of Enerpulse common stock at an exercise price of $0.20 per option. The options have a ten-year term and vest ratably over three years beginning with the first anniversary of the grant.

(3)	Under the Equity Incentive Plan, on June 25, 2015, Mr Greenstein was granted options to purchase 100,000 shares of Enerpulse common stock at an exercise price of $0.20 per option. The options have a ten-year term and vest ratably over three years beginning with the first anniversary of the grant.

(4)	The amount of the option award is consistent with the estimate of aggregate compensation cost to be recognized over the service period determined as of the grant date under FASB ASC Topic 718, excluding the effect of estimated forfeitures. Amounts also include the incremental fair value recognized for any modifications in July 2012 to the exercise price of previously granted stock options. Refer to Note 12 in Enerpulse’s audited financial statements for the disclosure of all assumptions utilized in the determination of grant date fair value.

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

The proposed Plan permits us to grant a variety of forms of awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and dividend equivalent rights, to allow us to adapt our incentive compensation program to meet our needs. The number of shares of our common stock that may be issued under the Plan to employees, directors and/or consultants in such awards is 5,095,765 shares. Our Board of Directors currently serves as the administrator of the Plan. As of December 31, 2015, stock options to purchase an aggregate of 1,679,172 shares of our common stock (which options were granted in substitution of options terminated by Enerpulse, Inc. immediately prior to the Merger) have been granted under the plan.

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

Beneficial Owner Name and Address	Number of Shares(1) Beneficially Owned(2)	Percentage of Shares Beneficially Owned
Beneficial Owners:
Freepoint Commerce Marketing LLC(3)	873,775	5.6%
AIGH Investment Entities(4)	1,124,000	9.9%
Roth Capital Partners LLC(5)	1,451,500	9.9%
Globis Entities(6)	1,554,000	9.9%
The Hewlett Fund(7)	1,162,400	7.1%
Jayvee Entities(8)	1,590,700	9.9%
SAIL Entities(9)	5,230,381	32.0%
Teymuraz Tkebuchava(10)	1,500,000	8.8%
Vista Partners(11)	980,000	6.3%
Directors:
F. Henry Habicht II(12)	5,230,381	32.0%
Timothy L. Ford(13)	44,767	* %
Craig Porter(14)	9,649	* %
Ira Greenstein(15)	0	* %
Named Executive Officers:
Joseph E. Gonnella(16)	546,532	3.4%
Louis S. Camilli(17)	1,038,608	6.5%
Bryan C. Templeton(18)	176,896	1.1%
All Current Directors and Executive Officers as a Group (7 persons)	7,046,833	43.6%

* less than 1%

(1)	To our knowledge, unless otherwise indicated in the footnotes to this table, we believe that each of the persons named in the table has sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable (or other beneficial ownership shared with a spouse) and the information contained in this table and these notes.

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

(2)	The percentage of the Company beneficially owned is based on 15,532,381 shares of Company common stock issued and outstanding on March 17, 2015.

(3)	Includes 87,500 shares of our common stock underlying a warrant that is exercisable within 60 days of December 31, 2014.

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

(4)	For purposes of disclosure herein, the “AIGH Investment Entities” consist of AIGH Investment Partners LP (“AIGH Investment LP”) and AIGH Investment Partners LLC (“AIGH Investment LLC”).

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

(5)	BTG Investments LLC is a wholly-owned subsidiary of Roth Capital Partners, LLC. The convertible note and warrant held by BTG Investments LLC and a warrant held by Roth Capital Partners, LLC is each subject to a 9.99% blocker. Without giving effect to the 9.99% blocker, Roth Capital Partners, LLC would be the beneficial owner of 1,200,000 shares of our common stock underlying a convertible note and 1,650,000 shares of our common stock underlying warrants. Messrs. Byron Roth and Gordon Roth have shared voting and dispositive power over these shares. The business address of each of Roth Capital Partners, LLC, BTG Investments LLC and Messrs. Byron Roth and Gordon Roth is 888 San Clemente Drive, 4th Fl., Newport Beach, CA 92660.

(6)	For purposes of disclosure herein, the “Globis Entities” consist of Globis Capital Partners LP (“Globis Capital”), Globis Overseas Fund Ltd. (“Globis Overseas”) and Globis Asia, LLC (“Globis Asia”).

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

(7)	Includes 500,000 shares of our common stock underlying a convertible note and 250,000 shares of our common stock underlying a warrant. Martin Chopp has voting and dispositive power over these shares. The business address of The Hewlett Fund is 100 Merrick Road, Suite 400W, Rockville Centre, NY 11570.

(8)	For purposes of disclosure herein, the “Jayvee Entities” consist of Jayvee and Co. C/O YVRF2001002 (“Jayvee 2001”) and Jayvee and Co. C/O YVRF6001002 (“Jayvee 6001”).

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

The business address of each of the Jayvee Entities, Vertex One Asset Management, Inc., and Messrs. Matthew Wood, John Thiessen and Jeff McCord is #3200-1021 W. Hastings St., Vancouver, BC V6E 0C3.

(9)	Includes 1,599,571 shares of our common stock underlying warrants.

For purposes of disclosure herein, the “SAIL Entities” consist of SAIL Exit Partners, LLC (“SAIL Exit Partners”) and SAIL Co-Investment Partners Cayman, LP (“SAIL Co-Investment Partners Cayman”).

SAIL Exit Partners is a limited liability company, investing in early stage technology companies. The principal business of SAIL Venture Partners II, LLC, is to act as a general partner of SAIL Venture Partners II, LP and a manager of SAIL Exit Partners. SAIL Venture Partners II, LLC, as manager of SAIL Exit Partners, may be deemed to beneficially own the securities owned by SAIL Exit Partners insofar as it has the power to direct the voting and disposition of such securities. The manager of SAIL Venture Partners II, LLC, is SAIL Venture Management, LLC. The principal business of SAIL Venture Management, LLC is to act as the manager of SAIL Venture Partners II, LLC. SAIL Venture Management, as manager of SAIL Venture Partners II, LLC, may be deemed to beneficially own the securities owned by SAIL Exit Partners insofar as it has the power to direct the voting and disposition of such securities. The managing members of SAIL Venture Management are Walter L. Schindler and F. Henry Habicht II (the “SAIL Exit Managing Members”). A unanimous vote of the SAIL Exit Managing Members is required to vote or dispose of the Company’s securities held by SAIL Exit Partners.

SAIL Co-Investment Partners Cayman is a limited partnership, investing in early stage technology companies,. The principal business of SAIL Holdings II, LLC is to act as general partner of SAIL Co-Investment Partners Cayman. SAIL Holdings II, LLC, as general partner of SAIL Co-Investment Partners Cayman, may be deemed to beneficially own the securities owned by SAIL Co-Investment Partners Cayman insofar as it has the power to direct the voting and disposition of such securities. SAIL Capital Management, LLC and SAIL Cayman Adolfo Management, LLC are co-managers of SAIL Holdings II, LLC. The principal business of SAIL Capital Management and SAIL Cayman Adolfo Management is to act as manager of SAIL Holdings II, LLC. SAIL Capital Management, LLC and SAIL Cayman Adolfo Management, LLC, as co-managers of SAIL Holdings II, LLC, may be deemed to beneficially own the securities owned by SAIL Holdings II, LLC insofar as they have the power to direct the voting and disposition of such securities. The managing members of SAIL Capital Management are Walter L. Schindler and F. Henry Habicht II (the “SAIL Holdings II Managing Members”). A unanimous vote of the SAIL Holdings II Managing Members is required to vote or dispose of the Company’s securities held by SAIL Co-Investment Partners Cayman.

The principal business address of each of the SAIL Entities, SAIL Venture Partners II, LLC, SAIL Venture Partners II, LP, SAIL Venture Management, LLC, the SAIL Exit Managing Members, SAIL Holdings II, LLC, SAIL Capital Management, LLC, SAIL Cayman Adolfo Management, LLC and the SAIL Holdings II Managing Members is 3161 Michelson Drive, Suite 750, Irvine, CA 92612.

(10)	Includes 1,000,000 shares of our common stock underlying a convertible note and 500,000 shares of our common stock underlying a warrant. The business address for Mr. Tzkebuchava is 110 Stuart Street, Boston MA 02116.

(11)	Includes 980,000 shares of common shares. The business address for Vista Partners is 561 SW 13th Street, Suite 201 Bend, OR 97702.

(12)	Mr. Habicht, by reason of being a managing member of SAIL Venture Management and SAIL Capital Management, may be deemed to beneficially own 5,235,381 shares of our Common Stock, which includes 1,159,571 shares of our common stock underlying warrants as described in Footnote (11) above.

(13)	Includes 44,767 shares of our common stock underlying vested options, 25,000 shares of our common stock underlying a convertible note and 12,500 shares of our common stock underlying a warrant. The business address for Mr. Ford is 2451 Alamo Ave SE, Albuquerque, NM 87106.

(14)	Includes 9,649 shares of our common stock underlying vested options, The business address for Mr. Porter is 2451 Alamo Ave SE, Albuquerque, NM 87106.

(15)	Includes Zero shares of our common stock underlying vested options, The business address for Mr. Greenstein is 2451 Alamo Ave SE, Albuquerque, NM 87106.

(16)	Includes 22,000 common Shares and 233,907 shares of our common stock underlying vested options, 193,750 shares of our common stock underlying a convertible note and 96,875 shares of our common stock underlying a warrant. The business address for Mr. Gonnella is 2451 Alamo Ave SE, Albuquerque, NM 87106.

(17)	Includes 450,436 common Shares and 272,635 shares of our common stock underlying vested options, 200,000 shares of our common stock underlying a convertible note and 115,337 shares of our common stock underlying warrants. The business address for Mr. Camilli is 2451 Alamo Ave SE, Albuquerque, NM 87106.

(18)	Includes 33,700 common Shares and 68,196 shares of our common stock underlying vested options, 50,000 shares of our common stock underlying a convertible note and 25,000 shares of our common stock underlying a warrant. The business address for Mr. Templeton is 2451 Alamo Ave SE, Albuquerque, NM 87106.

Equity Compensation Plan Information

The following table summarizes the number of outstanding options granted to employees, directors and consultants, as well as the number of securities remaining available for future issuance our equity compensation plans as of December 31, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column) (1)
Equity Compensation plans approved by security holders	1,679,172	$0.45	3,386,593
Equity Compensation plans not approved by security holders	-	-	-
Total	1,679,172	$0.45	3,386,593

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

Upon consummation of the Merger the following affiliates and related parties received shares of the Company’s common stock:

●	the SAIL Entities received an aggregate of 4,254,876 shares as consideration for 42,788,726 shares of common stock of Enerpulse;

●	Altira Technology Fund IV LP received an aggregate of 1,171,475 shares as consideration for 11,780,823 shares of common stock of Enerpulse; and

●	Boeckmann Family Revocable Trust received an aggregate of 450,584 shares as consideration for 4,531,250 shares of common stock of Enerpulse.

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

The Series A, Series B, Series C and Series D warrants were issued by Enerpulse, Inc. on January 20, 2004, February 26, 2010, May 24, 2011, October 31, 2012 and March 31, 2013, respectively, in connection with the sale of various series of preferred stock of Enerpulse. We issued new warrants in exchange for these outstanding warrants following the Merger exercisable for shares of our common stock at the following exercise prices:

●	$5.63 for the Series A warrants;
●	$2.01 for the Series B warrants;
●	$2.74 for the Series C warrants; and
●	$2.66 for the Series D warrants.

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

The number of shares of our common stock that may be issued under the Plan to employees, directors and/or consultants in such awards is 5,065,765 shares. As of December 31, 2015, stock options to purchase an aggregate of 1,679,172 shares of our common stock have been granted under the Plan.

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

5% Holders Participation in Private Placement

In connection with February 20, 2015 private placement, AIGH Investment Entities purchased convertible notes for $790,000 that are convertible into an aggregate of 3,950,000 shares of our common stock and warrants exercisable for an aggregate of 1,975,000 shares of our common stock. Globis Entities purchased convertible notes for $125,000 that convert into an aggregate of 625,000 shares of our common stock underlying convertible notes and warrants exercisable for an aggregate of 312,500 shares of our common stock.

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

Item 14. Principal Accounting Fees and Services

Principal Accounting Fees and Services

The following table presents the aggregate fees billed or expected to be billed for professional services by GHP Horwath, P.C. during the last two fiscal years:

	2015	2014
Audit fees (1)	$98,296	$115,126
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$98,296	$115,126

(1)	Audit fees consist of the aggregate fees billed and expected to be billed for professional services rendered for the audits of the Company’s annual financial statements and reviews of its financial statements through December 31, 2015 and 2014 (including out of pocket costs) and also includes fees billed for consents, and assistance with and review of documents filed with the SEC.

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

Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are included as part of this Annual Report on Form 10-K.

(a)(1)	The Consolidated Financial Statements and related Notes filed as part of this Report are listed and indexed on Page 32.

(2)	All schedules are omitted because they are inapplicable, not required or the information is included in the Consolidated Financial Statements or the related Notes.

(3)	See list in paragraph (b) below. Each management contract or compensatory plan or arrangement required to be identified by this item is so designated in such list.

(b) Exhibits

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger dated September 4, 2013 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 10, 2013)

3.1	Articles of Incorporation (incorporated by reference to the Registrant’s Registration Statement on Form 10-12G filed on October 27, 2010)

3.2	Certificate of Correction to Articles of Incorporation (incorporated by reference to the Registrant’s Registration Statement on Form 10-12G filed on October 27, 2010)

3.3	Amendment to Articles of Incorporation (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q/A filed on August 21, 2013 for the fiscal quarter ended June 30, 2013)

3.4	Amended to Articles of Incorporation (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 4, 2013)

3.5	Amended and Restated Bylaws (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 10, 2013)

4.1	Form of Enerpulse, Inc. Series A Warrants (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 10, 2013)

4.2	Form of Enerpulse, Inc. Series B Warrants (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 10, 2013)

4.3	Form of Enerpulse, Inc. Series C Warrants (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 10, 2013)

4.4	Form of Enerpulse, Inc. Series D Warrants (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 10, 2013)

4.5	Warrant dated December 16, 2011 issued by Enerpulse, Inc. to Louis S. Camilli (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 10, 2013)

4.6	Warrant dated August 16, 2013 issued by Enerpulse, Inc. to Freepoint Commerce Marketing LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 10, 2013)

4.7	Warrant dated December 14, 2011 issued by Enerpulse, Inc. to Silicon Valley Bank (incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on September 20, 2013)

4.8	Amended and Restated Warrant originally issued September 10, 2013 by Enerpulse, Inc. to Roth Capital Partners, LLC (incorporated by reference to the Registrant’s Registration Statement on Form S-1/A filed on February 3, 2014)

4.9	Form of Bridge Warrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 13, 2014)

4.10	Warrant Agency Agreement dated May 16, 2014 between Enerpulse Technologies, Inc. and Securities Transfer Corporation (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 16, 2014)

4.11	Replacement Warrant dated May 14, 2014 issued by Enerpulse Technologies, Inc. to Freepoint Commerce Marketing, LLC (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on August 15, 2014 for the fiscal quarter ended June 30, 2014)

4.12	Promissory Note dated August 25, 2014 issued to Gordian Group, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 29, 2014)

4.13	Promissory Note dated May 1, 2012 issued by Louis S. Camilli to Enerpulse, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 10, 2013)

4.14	Unsecured Note dated September 5, 2013 issued by Enerpulse, Inc. to LVM, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 10, 2013)

10.1	Amended and Restated Marketing Agreement effective February 12, 2014 by and between Freepoint Commerce Marketing LLC and Enerpulse, Inc. (incorporated by reference to the Registrant’s Annual Current Report on Form 10-K filed on March 13, 2014 for the fiscal year ended December 31, 2013)

10.2	Letter dated April 27, 2012 from Valor Motor Company (formerly Vision Motor Company) to Enerpulse, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 10, 2013)

10.3	Executive Employment Agreement between Enerpulse, Inc. and Louis S. Camilli (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 10, 2013)

10.4	Stock Buyout Agreement effective January 20, 2004 by and between Enerpulse, Inc. and Louis S. Camilli (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 10, 2013)

10.5	Enerpulse Technologies, Inc. 2013 Equity Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 10, 2013)

10.6	Form of Restricted Stock Award Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 10, 2013)

10.7	Enerpulse, Inc. 2011 Non-Qualified Deferred Compensation Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 10, 2013)

10.8	Trust Agreement dated as of December 20, 2011 by and between Enerpulse, Inc. and The First National Bank of Santa Fe, as trustee (incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on October 18, 2013)

10.9	Form of Indemnification Agreement for Directors of Enerpulse Technologies, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 10, 2013)

10.10	Indemnity Letter Agreement, dated as of September 4, 2013, between Enerpulse Technologies, Inc. and Matthew C. Lipton (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 10, 2013)

10.11	Commercial Lease Agreement dated March 1, 2014 by and between New Mexico Fluid Systems Tech, LLC, as landlord, and Enerpulse, Inc., as tenant.*

10.12	Agreement dated September 5, 2013 by and among LVM, LLC, D. Wood Holdings, LLC, Spark Assembly, LLC and Enerpulse, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 10, 2013)

10.13	Settlement Agreement and Mutual Release dated as of October 10, 2013 by and among Enerpulse, Inc., Federal-Mogul Corporation and Federal-Mogul Worldwide Inc.(incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 19, 2013)

10.14	Note Purchase Agreement dated as of March 3, 2014 between Enerpulse Technologies, Inc. and the purchasers party thereto (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on March 13, 2014)

10.15	Settlement Agreement dated August 25, 2014 by and between Enerpulse Technologies, Inc. and Gordian Group, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 29, 2014)

10.16	Distributions Agreement date October 1, 2014 between Green Bridge LLC and Enerpulse, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 7, 2014)

10.17	Distribution Agreement date October 1, 2014 between Imega International Group Srl and Enerpulse, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 7, 2014)

14	Code of Ethics (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 24, 2013)

21	List of Subsidiaries - Enerpulse, Inc, a Delaware corporation

23.1	Consent of GHP Horwath, P.C.*

24.1	Power of Attorney (included on the signature page of this Annual Report)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350)* (1)

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350)* (1)

101	Interactive Data File* (2)

* Filed Herewith

(1)	Furnished in accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 15, 2016	Enerpulse Technologies, Inc.

	By:	/s/ Louis S Camilli
	Name:	Louis S Camilli
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Bryan C. Templeton
	Name:	Bryan C. Templeton
	Title:	Chief Financial Officer
(Principal Financial Officer)

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Louis S. Camilli as his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Enerpulse Technologies, Inc.

Dated : September 15, 2016	By:	/s/ Louis S Camilli
	Name:	Louis S Camilli
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated : September 15, 2016	By:	/s/ Bryan C. Templeton
	Name:	Bryan C. Templeton
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Dated : September 15, 2016	By:	/s/ Craig Porter
	Name:	Craig Porter
	Title:	Executive Chairman

Dated : September 15, 2016	By:	/s/ Joseph E Gonnella
	Name:	Joseph E Gonnella
	Title:	Director

Dated : September 15, 2016	By:	/s/ Ira Greenstein
	Name:	Ira Greenstein
	Title:	Director

Dated : September 15, 2016	By:	/s/ Timothy L. Ford
	Name:	Timothy L. Ford
	Title:	Director

Dated : September 15, 2016	By:	/s/ Henry F Habicht
	Name:	Henry F Habicht
	Title:	Director

